Form 10-K
period 2011-12-31
BREF HR, LLC
filed 2013-06-03
CIK 1531537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-54532

BREF HR, LLC

(Exact name of registrant as specified in its charter)

Delaware	27-4938906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Three World Financial Center 250 Vesey Street, 15th Floor New York, NY	10281
(Address of principal executive office)	(Zip Code)

(212) 417-7265

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Class A Units

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was $0. There currently is no established public trading market for our Class A Units.

PART I

Explanatory Note

On March 1, 2011, Hard Rock Hotel Holdings, LLC, Vegas HR Private Limited, Brookfield Real Estate Financial Partners LLC, NRFC WA Holdings, LLC, Morgans Hotel Group Co. and certain affiliates of DLJ Merchant Banking Partners, as well as other interested parties entered into the Agreement to Transfer in Lieu of Foreclosure and Settlement Agreement, pursuant to which the membership interests of HRHH JV Junior Mezz, LLC and HRHH Gaming Junior Mezz, LLC, which collectively indirectly owned the assets comprising the Hard Rock Hotel & Casino Las Vegas, were transferred and assigned to BREF HR, LLC (the “Company”). The transactions contemplated by such agreement are referred to as the “Assignment”, as described more fully herein.

On October 24, 2011 the Company voluntarily filed a registration statement on Form 10 (as amended, the “Registration Statement”) in order to register its Class A Units pursuant to Section 12(g) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company was not required to file this Registration Statement pursuant to the Exchange Act, but did so in order to comply with certain gaming regulatory requirements of the Nevada Gaming Control Act relating to the Company’s ownership of the Hard Rock Hotel & Casino Las Vegas. Pursuant to Section 12(g)(1) of the Exchange Act, the Registration Statement became effective on December 22, 2011, such date being 60 days after filing of the Registration Statement with the Securities and Exchange Commission (the “SEC”). Subsequent to filing the Registration Statement, the Company worked to resolve SEC based comment letters on the Registration Statement. There are currently no unresolved SEC staff comments.

As a result of the complex nature of the transaction and the detailed analysis required to complete the valuation of the assets and liabilities comprising the Hard Rock Hotel & Casino Las Vegas, to reflect the fair value of the tangible and intangible assets and liabilities at the time of the Assignment, as well as the related material weaknesses in our internal controls for the accounting and disclosure for business acquisitions, the Company did not timely complete the process of preparing its consolidated financial statements for the year ended December 31, 2011. In addition, the Company has included information in this Annual Report on 10-K subsequent to December 31, 2011 where applicable in order to provide a more complete understanding of the Company’s business.

Unless otherwise specified, the terms the “Company,” “we,” “us,” or “our” refer to BREF HR, LLC and its consolidated subsidiaries, or any one or more of them, as the context may require.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements”, which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” “expects” or other similar words or expressions are intended to identify forward-looking statements. We caution that these and similar statements included in this Annual Report on Form 10-K are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. The factors that could cause actual results to differ materially from expected results include changes in economic, business, competitive market and regulatory conditions. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to:

•	the recent downturn in the U.S. economy, particularly in levels of spending in the Las Vegas hotel, resort and casino industry;

•	reliance on a single location in the Las Vegas and Southern California markets;

•	changes in the competitive environment in our industry, particularly in the Las Vegas market;

•	volatility of and access to capital markets and increases in interest rates;

•	damage to our brand through the use of the “Hard Rock” brand name by entities other than us;

•	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;

•	the seasonal nature of the hotel, resort and casino industry;

•	costs associated with compliance with extensive regulatory requirements;

•	increases in uninsured and underinsured losses;

•	the impact of any material litigation; and

•	the other risks discussed in this Annual Report on Form 10-K in the section entitled “Risk Factors.”

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof. We undertake no obligation, and are under no duty, to update any of the forward-looking statements to conform these statements to reflect events or circumstances after the date hereof.

Item 1	Business

THE COMPANY

BREF HR, LLC is a Delaware limited liability company that was formed on February 11, 2011. The affairs of the Company are governed by a Limited Liability Company Agreement dated as of March 1, 2011 (the “LLC Agreement”).

The Company was formed by certain affiliates of Brookfield Financial, LLC as to its Series B (“Brookfield Financial”) to acquire the limited liability company interests of HRHH JV Junior Mezz, LLC (“HRHH JV Junior Mezz”) and HRHH Gaming Junior Mezz, LLC (“HRHH Gaming Junior Mezz”), which indirectly own the Hard Rock Hotel & Casino Las Vegas and certain related assets. These assets were acquired pursuant to the Assignment from Hard Rock Hotel Holdings, LLC (“HRH Holdings”) in connection with the default by HRH Holdings and its subsidiaries on the real estate financing facility, and the resulting settlement agreement, as described below. Brookfield Financial is managed by Brookfield Real Estate Financial Partners LLC (together with its affiliates, “Brookfield”).

Prior Acquisition of HRH Holdings by Morgans and DLJMBP and entering into the Facility

HRH Holdings was formed by DLJ Merchant Banking Partners (“DLJMBP”) and Morgans Hotel Group Co. (“Morgans” and together with an affiliated entity, the “Morgans Parties”) to acquire Hard Rock Hotel, Inc. (“HRHI”). HRHI was the subsidiary of HRH Holdings that owned the Hard Rock Hotel & Casino Las Vegas during the period from February 2, 2007 to February 28, 2011 prior to the Assignment.

On May 11, 2006, Morgans, MHG HR Acquisition Corp., HRHI and Peter A. Morton entered into an Agreement and Plan of Merger pursuant to which Morgans would acquire the Hard Rock Hotel & Casino Las Vegas, which acquisition closed on February 2, 2007. Additionally, Morgans Group LLC, an affiliate of Morgans, entered into purchase and sale agreements with affiliates of Mr. Morton to acquire an approximately 23–acre parcel of land adjacent to the Hard Rock Hotel & Casino Las Vegas. In connection with such acquisition, certain of HRH

Holdings’ subsidiaries entered into a real estate financing facility (the “Facility”), which was secured by HRH Holdings’ assets. As of March 1, 2011, immediately prior to the Assignment, there was approximately $1.3 billion in outstanding debt, all of which was variable rate debt.

In January 2011, HRH Holdings received a notice of acceleration from its lenders under the Facility, and also from NRFC WA Holdings, LLC (“NRFC”), the second mezzanine lender pursuant to the First Amended and Restated Second Mezzanine Loan Agreement, dated as of December 24, 2009 (the “Second Mezzanine Loan Agreement”), declaring all unpaid principal and accrued interest immediately due and payable. On February 1, 2011 NRFC commenced an action in the Supreme Court of New York and on February 2, 2011 Brookfield Financial and Vegas HR Private Limited (the “Mortgage Lender”) commenced an action in the Supreme Court of New York. Following filing of such actions, subsidiaries of HRH Holdings, the Mortgage Lender, Brookfield Financial, NRFC, Morgans, certain affiliates of DLJMBP, and certain other related parties entered into a Standstill and Forbearance Agreement, dated as of February 6, 2011. Pursuant to such agreement, among other things, until February 28, 2011, the Mortgage Lender, Brookfield Financial and NRFC agreed not to take any action or assert any right or remedy arising with respect to any of the applicable loan documents or the collateral pledged under such loan documents. In addition, pursuant to the Standstill and Forbearance Agreement, NRFC agreed to withdraw its foreclosure notice, and the parties agreed to jointly request a stay of all action on the pending motions that had been filed by various parties to enjoin such foreclosure proceedings.

The Assignment

On March 1, 2011, HRH Holdings, the Mortgage Lender, Brookfield Financial, NRFC, the Morgans Parties and certain affiliates of DLJMBP, as well as other interested parties entered into the Agreement to Transfer in Lieu of Foreclosure and Settlement Agreement (the “Settlement Agreement”) pursuant to which the membership interests of HRHH JV Junior Mezz and HRHH Gaming Junior Mezz were transferred and assigned to the Company. The description of the Settlement Agreement set forth below discusses all of the terms of the Settlement Agreement that are material to the Company’s ongoing business and operations.

The Assignment provided for, among other things:

•

the transfer by HRH Holdings to an affiliate of Brookfield Financial of 100% of the indirect equity interests in the Hard Rock Hotel & Casino Las Vegas and other related assets, namely HHRH JV Junior Mezz and HRHH Gaming Junior Mezz;

•

release of the non-recourse carve-out guaranties provided by HRH Holdings with respect to the loans made by the Mortgage Lender, Brookfield Financial and NRFC to the direct and indirect owners of the Hard Rock Hotel & Casino Las Vegas; and

•	termination of the Morgans management agreement.

Corporate Structure

The subsidiaries that served as mortgage borrowers under the Facility were HRHH Hotel/Casino, LLC (“HRHH Hotel/Casino”) (owner of the Hard Rock Hotel & Casino Las Vegas), HRHH Development, LLC (“HRHH Development”) (prior owner of the parcel of land adjacent to the Hard Rock Hotel & Casino Las Vegas), HRHH Cafe, LLC (“HRHH Cafe”, owner of the parcel of land on which the Hard Rock Cafe is situated), HRHH IP, LLC (“HRHH IP”, owner of certain intellectual property used in connection with the Hard Rock Hotel & Casino Las Vegas, among other things) and HRHH Gaming, LLC (“HRHH Gaming”), an entity formed by HRH Holdings for the purpose of holding the gaming licenses and conducting gaming operations at the Hard Rock Hotel & Casino Las Vegas. Until June 15, 2012, gaming operations at the Hard Rock Hotel & Casino Las Vegas were operated by LVHR Casino, Inc. (“LVHR”), a third party operator, pursuant to the Casino Lease dated as of March 1, 2011 between LVHR, as Tenant, and HRHH Hotel/Casino, as Landlord. LVHR became one of our indirect subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas on June 15, 2012. On or about June 15, 2012, the same date that LVHR became one of our subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas, we restructured and converted LVHR from a Nevada corporation to a Nevada limited liability company known as LVHR Casino, LLC. Upon consummation of the conversion of LVHR into LVHR Casino, LLC: (i) LVHR Casino, LLC became a mortgage borrower under the Amended Facility and the Second Mortgage; (ii) LVHR Casino, LLC continued to own all of the assets that are used at the Hard Rock Hotel & Casino Las Vegas gaming operations (which assets LVHR acquired on March 2, 2011); and (iii) the revolving line of credit HRHH Gaming was obligated to make available to LVHR was terminated. See “—Nevada Gaming Regulation and Licensing” and “—Agreements Governing the Operation of the Hard Rock Hotel & Casino Las Vegas—Management Agreement.”

Amendment to the Facility and Entering into the Second Mortgage

As part of the Assignment, the Company assumed the obligations under the Facility and entered into an amendment thereof (as amended, the “Amended Facility”) among Vegas HR Private Limited, as lender, HRHH Hotel/Casino, HRHH Café, HRHH Development, HRHH IP and HRHH Gaming, as borrowers, pursuant to the Amended Facility, the land, building and improvements, equipment, fixtures and all personal properties relating to the Hard Rock Hotel & Casino Las Vegas were pledged as security and collateral. As of March 1, 2011, approximately $863.0 million of principal amount was outstanding under the Amended Facility. Also on March 1, 2011, HRHH Hotel/Casino, HRHH Development, HRHH Cafe, HRHH IP and HRHH Gaming, as borrowers, entered into a second mortgage loan agreement with Brookfield Financial, as lender, (the “Second Mortgage”) in the amount of $30.0 million pursuant to which certain land, building and improvements, equipment, fixtures and personal properties were pledged as security and collateral. The Second Mortgage is subordinate in right of payment to the Amended Facility.

Regulatory Matters Related to The Assignment

On February 24, 2011, the Nevada Gaming Commission (the “Nevada Commission”) approved the Assignment and granted the Company and certain affiliates of the Company temporary waivers of the mandatory requirements of the Nevada Gaming Control Act and its regulations for licensing, findings of suitability, or registration, attendant to a transfer of interests of the equity securities of a company registered with the Nevada Commission. The temporary waivers allowed the Company to consummate the Assignment without completing the normal investigatory process and background checks required for licensing, findings of suitability or registration. The Nevada Commission approved the temporary waivers for period that expired on March 10, 2011, which allowed the Company to acquire the equity securities of HRHH Gaming Junior Mezz, LLC without having to be licensed and to enter into the Casino Lease (as defined herein) with LVHR. Had the Nevada Commission not granted the temporary waivers, the Assignment could not have been consummated in a timely manner.

On February 24, 2011, the Nevada Commission also approved the applications of LVHR for non-restricted gaming licenses to operate the gaming operations at the Hard Rock Hotel & Casino Las Vegas. The Nevada Commission also approved the applications of WG-Harmon, LLC (“WG-Harmon”) for a gaming license as the key employee and to receive a percentage of gaming revenue from LVHR in connection with the gaming operations at the Hard Rock Hotel & Casino Las Vegas. The Nevada Commission also registered Warner Gaming, LLC (“Warner Gaming”) to own the equity securities of LVHR and WG-Harmon. On March 2, 2011, HRHH Gaming surrendered to the Nevada State Gaming Control Board (the “Nevada Board”) all of its prior gaming licenses associated with the gaming operations at the Hard Rock Hotel & Casino Las Vegas to satisfy conditions mandated by the Nevada Commission.

In April 2011, the Company applied to the Nevada Commission, the Nevada Board and the Clark County Liquor and Gaming Licensing Board (the “Clark County Board” and, together with the Nevada Commission and the Nevada Board, collectively, the “Nevada Gaming Authorities”) for all required approvals and licenses to assume the gaming operations at the Hard Rock Hotel & Casino Las Vegas.

On December 22, 2011, we received all approvals, licenses and findings of suitability from the Nevada Commission necessary to serve as the operator of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas and we were approved to acquire and own the equity securities of LVHR, subject to our registration statement on Form 10 originally filed on October 24, 2011 (the “Registration Statement”) becoming effective, which occurred on December 22, 2011. LVHR became one of our indirect subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas on June 15, 2012.

OVERVIEW OF HARD ROCK HOTEL & CASINO LAS VEGAS

We operate the Hard Rock Hotel & Casino Las Vegas, which we believe is a premier destination entertainment resort with a rock music theme. Commencing operations in 1995, the Hard Rock Hotel & Casino Las Vegas is modeled after the highly successful Hard Rock Cafe restaurant chain and is decorated with an extensive collection of rare rock and roll memorabilia. The original Hard Rock Cafe was co-founded in 1971 by Peter Morton, and the “Hard Rock” name has grown to become widely recognized throughout the world. Outlets in the Hard Rock Hotel & Casino Las Vegas continued to receive accolades in 2011 including the following:

•	The Joint, a new and larger live concert venue being named “#1 Hottest Club in America” by Billboard Magazine;

•	Mr. Lucky’s Cafe receiving the award for “Best Coffee Shop – Editor’s Pick” in Las Vegas Review-Journal’s Best of 2011; and

•	the REHAB Sunday pool party being honored as “Most Thrilling One-Off Party” by Vegas SEVEN Magazine.

The property continues to retain a strong following among its target customer base, now ranging generally between the ages of 25 and 54, who seek a vibrant, energetic entertainment and gaming experience with the services and amenities associated with a boutique luxury resort hotel.

In 2009, the majority of a large-scale expansion project was completed at the Hard Rock Hotel & Casino Las Vegas. The expansion included the addition of approximately 865 guest rooms and suites, approximately 490 of which are in the Paradise Tower that opened in July 2009 and the remaining approximately 375 of which are in the all-suite HRH Tower that opened in late December 2009. As part of the expansion project, in April 2009, approximately 74,000 square feet of additional meeting and convention space, several new food and beverage outlets and The Joint, was opened. In December 2009, approximately 30,000 square feet of new casino space, a new spa, salon and fitness center, named Reliquary and a new nightclub, named Vanity were opened at the Hard Rock Hotel & Casino Las Vegas. The expansion project also included upgrades to existing suites, restaurants and bars, retail shops and common areas, each of which were completed in 2008. This expansion focused on retaining the heart and soul that we believe has made the Hard Rock Hotel & Casino Las Vegas the icon that it is today, and preserving an intimate and exclusive environment with unique advantages such as a world-class pool and a comfortable boutique feel. In March 2010, an expanded hotel pool, outdoor gaming and additional food and beverage outlets were opened, which completed the remaining portions of the expansion project as scheduled and within the parameters of the original budget.

The Hard Rock Hotel & Casino Las Vegas currently consists of:

•

three hotel towers with approximately 1,500 stylishly furnished hotel rooms averaging approximately 500 square feet in size (including 450 suites, nine penthouses, 10 pool villas and eight multi-level spa villas);

•

an approximately 60,000 square-foot uniquely styled casino with approximately 600 slot machines, 75 table games and five poker tables where rock music is played continuously to provide the casino with an energetic and entertaining, club-like atmosphere;

•	an approximately 1,100 square-foot “Hard Rock” retail store, a jewelry store, two clothing stores, a lingerie store, and a tattoo parlor;

•	an approximately 15,400 square-foot night club, called “Vanity,” with a capacity of 1,400 persons;

•	an approximately 8,500 square-foot nightclub, called “Body English”, with a capacity of 800 persons;

•	an approximately 80,000 square feet of banquet and meeting facilities;

•	a live music concert hall, called “The Joint,” with a capacity of 4,100 persons; and a live entertainment venue, called “Vinyl”, with a capacity of 650 persons;

•

a pool and beach area encompassing nearly 5 acres, including Paradise Beach pools (formerly known as “The Beach Club” and also as Rehab pools), Nirvana (formerly known as “West Pool”), Breathe Pool and Lounge;

•

six full service restaurants at multiple price points -Nobu Las Vegas, 35 Steaks + Martinis, Pink Taco, Mr. Lucky’s, Culinary Dropout (which replaced LTO in August 2012), and Fú (which replaced Johnny Smalls in November 2012), and three coffee/juice bars—Fuel Cafe, a Fuel Express (which replaced Starbucks in May 2012), and Juice Bar;

•

seven cocktail lounges, including two circular lounges, called “Luxe Bar” and “Center Bar” that are surrounded by the gaming floor, a sports bar called “The Ainsworth” (which replaced “Blitzed” in August 2012), Lounge Bar (formerly known as Poker Lounge Bar) and the Midway Bar, and

•	an approximately 21,000 square-foot spa, salon and fitness center, called “Reliquary,” and an approximately 8,000 square-foot fitness center.

BUSINESS STRATEGY

We aim to uniquely position the Hard Rock Hotel & Casino Las Vegas within the Las Vegas hotel, resort and casino industry. Our primary business and marketing strategies center on creating a vibrant and energetic entertainment and gaming environment that appeals to a customer base of youthful and “hip” individuals. We leverage certain of our strengths, including a theme consistent with the “Hard Rock” brand and our vibrant atmosphere and personalized service, to differentiate the Hard Rock Hotel & Casino Las Vegas from the substantially larger “mega resorts” approximately one mile west on the Las Vegas Strip. Key elements of our business strategy include the following.

Target Clientele

We believe that we have successfully differentiated the Hard Rock Hotel & Casino Las Vegas in the Las Vegas market by targeting a predominantly youthful and “hip” customer base that consists primarily of rock music fans and youthful individuals, as well as actors, musicians and other members of the entertainment industry. To attract this target audience, we promote the Hard Rock Hotel & Casino Las Vegas as “the place to be” in Las Vegas. The “Hard Rock Hotel” and “Hard Rock Casino” trademarks, along with an extensive network of contacts in the music and entertainment industry, have helped to attract a number of famous actors, musicians and celebrities to the Hard Rock Hotel & Casino Las Vegas. We believe this customer base is comprised of demographic groups that remain underserved by competing facilities despite recent competition from other properties in Las Vegas.

Entertainment

We believe that The Joint’s concerts and the Hard Rock Hotel & Casino Las Vegas’ special events generate significant worldwide publicity and reinforce the Hard Rock Hotel & Casino Las Vegas’ marquee image and unique position in the Las Vegas marketplace and provide an added source of visitors for the hotel, casino, retail and food and beverage operations.

Gaming Mix Targeted To Customer Base

Our casino houses approximately 600 slot machines, 75 table games, five poker tables and up to an approximately 5,836 square-foot race and sports book. Our target gaming customer has a higher propensity to play table games and we strive to create a fun and enthusiastic gaming environment through the use of music themed gaming chips and playing surfaces and by promoting interaction between table game dealers and customers. The casino also features the latest slot machines, some of which reflect the Hard Rock Hotel & Casino Las Vegas’ rock music theme, as well as more traditional machines.

Significant Revenues from Non-Gaming Operations

We derive significant revenues from non-gaming operations. Our hotel, beach clubs, retail, food and beverage, and other operations allow us to market the Hard Rock Hotel & Casino Las Vegas as a full-service destination. We believe our diversified revenue base allows us to be less dependent on the casino as a source of revenues and profits and may result in less volatility in our earnings.

Emphasis on Customer Service

We believe that one of the cornerstones of our business strategy is providing our customers with a high level of personal service. Our employees are trained to interact with guests and continually strive to instill in our employees a dedication to superior service designed to exceed guests’ expectations. We regularly gather and respond to feedback regarding customer satisfaction.

LOCATION

The Hard Rock Hotel & Casino Las Vegas occupies what we believe is one of the most highly visible and easily accessible sites in Las Vegas. The Hard Rock Hotel & Casino Las Vegas is located on approximately 30 acres of land near the intersection of Paradise Road and Harmon Avenue, approximately two miles from McCarran International Airport and approximately one mile east of the Las Vegas Strip, the main tourist area in Las Vegas. We believe the Hard Rock Hotel & Casino Las Vegas represents an attractive alternative for tourists, business travelers and locals who wish to maintain close and easy access to the Las Vegas Strip, while avoiding its crowds and congestion. We believe the Hard Rock Hotel & Casino Las Vegas’ location is particularly attractive due to its proximity to:

•	a high concentration of popular Las Vegas restaurants and nightclubs;

•	the Las Vegas Convention Center;

•	the Thomas & Mack Center at the University of Nevada Las Vegas, Las Vegas’ primary sporting and special events arena; and

•	a number of non-gaming hotels, which have an aggregate of more than 1,000 guest rooms.

THE HARD ROCK HOTEL & CASINO LAS VEGAS

The Hard Rock Hotel & Casino Las Vegas currently consists of the hotel, casino, retail stores, nightclubs, banquet and meeting facilities, The Joint, a pool and beach area, six full service restaurants, three coffee/juice bars, seven cocktail lounges, Reliquary Spa, and fitness center.

The Hotel

The Hard Rock Hotel & Casino Las Vegas’ three towers consist of approximately 1,500 hotel rooms, 450 or approximately 30% of which are suites, including nine penthouses, 10 pool villas and eight multi-level spa villas.

The hotel rooms average approximately 500 square feet, which is larger than the average Las Vegas hotel room. Consistent with the Hard Rock Hotel & Casino Las Vegas’ distinctive decor, the hotel rooms are stylishly furnished, with oversized bathrooms, pedestal beds with leather headboards and photos of famous rock musicians. The rooms also include special amenities such as large 40-plus inch flat screen televisions with high speed internet access, stereo systems and, in certain cases, French doors that open to the outdoors, and personal iPod compatible sound systems. A full-service concierge and 24-hour room service are available to all guests of the hotel.

The following table illustrates certain historical information relating to our hotel for the years ended December 31, 2011, 2010, and 2009:

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009

Average number of hotel rooms	1,505	1,492	792
Average occupancy rate (1)	79.6%	78.3%	88.2%
Average daily rate (1)	$132	$128	$135
Revenues per available room (2)	$105	$100	$119

(1)	The Company calculates (a) average daily rate by dividing total daily lodging revenue by total daily rooms rented and (b) average occupancy rate by dividing total rooms occupied by total number of rooms available. The Company accounts for lodging revenue on a daily basis. As is customary for companies in the gaming industry, average occupancy rate and average daily rate include rooms provided on a complimentary basis. Rooms provided on a complimentary basis include rooms provided free of charge or at a discount to the rate normally charged to customers as an incentive to use the casino. Complimentary rooms reduces average daily rate for a given period to the extent the provision of such rooms reduces the amount of revenue the Company would otherwise receive.
(2)	The Company calculates revenues per available room by dividing total lodging revenue by total rooms available for rent.

The Casino

Until June 15, 2012, gaming operations at the Hard Rock Hotel & Casino Las Vegas were operated by LVHR pursuant to the Casino Lease dated as of March 1, 2011 between LVHR, as Tenant, and HRHH Hotel/Casino, as Landlord. Pursuant to the Management Agreement (Gaming Operations) dated as of March 1, 2011 between LVHR and WG-Harmon (the “Management Agreement”), WG-Harmon managed the gaming operations at the Hard Rock Hotel & Casino Las Vegas for LVHR. In April, 2011, the Company applied to the Nevada Gaming Authorities for all required approvals and licenses to assume the gaming operations at the Hard Rock Hotel & Casino Las Vegas. On December 22, 2011, we received all approvals, licenses and findings of suitability from the Nevada Commission necessary to serve as the operator of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas and we were approved to acquire and own the equity securities of LVHR, subject to the Registration Statement becoming effective, which occurred on December 22, 2011. LVHR became one of our indirect subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas on June 15, 2012.

The casino is designed with an innovative layout around two lounges, Luxe Bar and Center Bar, which allows the casino’s patrons to see and be seen from nearly every area of the casino. Rock music is played continuously to provide an energetic and entertaining club-like atmosphere. In addition, the casino promotes a friendly, intimate atmosphere by encouraging its employees to smile at and interact with casino players. Dealers, for example, are encouraged to “High Five” winning players.

The casino houses approximately 75 table games including Blackjack tables, Craps tables, Roulette tables, Midi-Baccarat table, Mini-Baccarat table, Three Card Poker tables, Let-it-Ride table, Big 6 table, Ultimate Texas Holdem table, Switch Blackjack tables, Pai Gow Poker tables, 7-14-21 table, 600 slot machines, and a new, state of the art up to 5,836 square-foot race and sports book that opened February 3, 2011. The race and sports book is operated by Cantor G&W (Nevada), L.P. under a lease arrangement. Some of the casino’s gaming chips are themed to coincide with current concerts and the casino also offers patrons other attractions, such as cutting edge slot technology, proprietary slot graphics and distinctive slot signage.

Retail

The Hard Rock Hotel & Casino Las Vegas’ retail operations consist of a 1,100 square-foot “Hard Rock Store” retail shop, which replaced 3,600 square-foot retail shop on April 9, 2012, an approximately 700 square-foot sundries shop, and an approximately 700 square-foot “Love Jones” lingerie store. Visitors may purchase clothing and other accessories, including merchandise displaying the popular “Hard Rock Hotel”, from the retail and sundries shops. Our retail operations offer a convenient and inexpensive outlet to market and advertise the “Hard Rock Hotel” trademark and attract other Las Vegas visitors to the Hard Rock Hotel & Casino Las Vegas. Our in-house design team is responsible for maintaining the consistency of the Hard Rock Hotel & Casino Las Vegas’ image while creating new merchandise to expand and diversify the retail selection. Additionally, the following independently operated stores are located at the property: “Rocks the Jewelers” jewelry store, “Hart & Huntington Tattoo” tattoo shop, “John Varvatos” and “Affliction” clothing stores, and “Rock Paper Photo” art photography shop.

Vanity

On December 31, 2009, the Company opened a new 15,400 square-foot night club, Vanity. The venue features two marble bars, a sunken dance floor, 50 intimate VIP booths, an outdoor terrace, including five cabanas, and a women’s lounge. Since January 1, 2013, Vanity has limited its operations exclusively to special events.

Body English

On December 28, 2012, the Company re-opened the 8,500 square-foot nightclub Body English. Body English had been closed since January 1, 2010. The venue, which is located underground, features intimate lighting, elegant leather booths, multiple bars and dance floors, and sound equipment featuring popular and innovative DJs from all around the country.

Banquet and Meeting Facilities

Our 80,000 square-foot conference center and entertainment areas have capacity to accommodate groups of up to 3,000 persons. The banquet facility is located adjacent to The Joint and can accommodate one large event/group or has the capability of being separated into smaller convention spaces.

The Joint

The Joint is a live music venue with a capacity of 4,100 that draws audiences from Las Vegas visitors and local residents. In 2009, the original 2,000-person capacity Joint was closed and a new $60.0 million The Joint with over double the capacity was opened. In addition to increased capacity, The Joint includes enhanced production capabilities and a high-end VIP level.

Vinyl

Vinyl is a live music entertainment venue, with a capacity of 650, featuring up-and-coming and local rock, jazz, blues and comedy acts.

The Pools

The nearly five acre pool area comprised of various diverse pool areas including Paradise Beach, Nirvana Pool and the Breathe Pool and Lounge (collectively the “Pools”). The Pools feature, among other things, a 300-foot long, sand bottomed pool with a water slide, a water fall, a running stream and underwater rock music. The Pools also feature beaches with white sand imported from Monterey, California, rock outcroppings and whirlpools.

Paradise Beach feature swim-up blackjack, a bar and grill, 42 Tahitian-style private cabanas, and a removable dance floor that extends from one of the beach areas. The private cabanas include water misters, a refrigerator, a safe, a television and (for an additional fee) an on-site massage service. We also host “Soundwaves” at Paradise Beach, which is a poolside summer concert experience that highlights some of today’s hottest bands and artists in a unique and intimate setting.

Nirvana Pool features an expansive pool area, sandy beach, 17 daybeds and 24 luxury cabanas, a unique island pool, eight luxurious Spa Villas, swim-up blackjack and a lounge area.

Breathe Pool and Lounge serves as a poolside escape for guests seeking more privacy.

Food and Beverage

The Hard Rock Hotel & Casino Las Vegas offers its patrons a selection of high-quality food and beverages at multiple price points. The Hard Rock Hotel & Casino Las Vegas’ food and beverage operations include six full service restaurants (35 Steaks + Martinis, Pink Taco, Mr. Lucky’s, Nobu Las Vegas, Culinary Dropout and Fú), three coffee/juice bars (Fuel Café, Fuel Express and Juice Bar), seven bars (Luxe Bar, Lounge Bar, Midway Bar, The Ainsworth, Race and Sports Bar, High Limit Bar and Center Bar), four bars in The Joint, two bars at the Paradise Beach, a bar at Nirvana Pool, two bars at Breathe Pool and Lounge and catering service for corporate events, conventions, banquets and parties. 35 Steaks and Martinis, with seating capacity of approximately 167 persons, is a unique marriage of traditional steakhouse cuisine and libations, complemented with clean, classic yet cutting edge design. Pink Taco, with seating capacity of approximately 214 persons, is a stylish, authentic Mexican eatery with seasonal outside dining. Mr. Lucky’s, a 24-hour restaurant with seating capacity for approximately 200 persons, specializes in high-quality, moderately priced American cuisine. Nobu Las Vegas, with seating capacity of approximately 300 persons, is an upscale Japanese restaurant created by renowned chef Nobu Matsuhisa and serves traditional Japanese cuisine infused with South American and Western flavors. Nobu Las Vegas is owned and operated independently of the Hard Rock Hotel & Casino Las Vegas. Culinary Dropout, with a seating capacity of approximately 320 persons, is a gastropub serving unique and simple pub fare. Fú, which means “luck” in Chinese, is an Asian restaurant, with a seating capacity of approximately 200 persons, offering a modern twist on Chinese cuisine. Fú features a unique fusion of Asian fare such as noodle dishes and the popular dim sum, and offers authentic Chinese cuisine with additional regional inspirations including Korean, Vietnamese and Thai. Fuel Express offers a diverse array of coffees, teas, pastries and freshly-blended smoothies and juices. Juice Bar offers an array of coffees, teas, freshly-blended smoothies, fresh squeezed juices, and a full service bar.

Reliquary

Our spa, salon and fitness center, which opened in late December 2009, features a 1,500 square-foot Roman bath, 21 treatment rooms, including couples facilities and hydro therapy rooms.

Fitness Center

Our health club facility features amenities such as treadmills, stair-masters, stationary bicycles, CYBEX machines and a variety of free weights.

Banquets and Corporate Events

The Hard Rock Hotel & Casino Las Vegas hosts a number of corporate events, conventions, banquets and private parties for up to 3,000 persons. Depending upon the size of the event, customers can choose to host their corporate functions, conventions and banquets indoors at The Joint or Ballrooms, or outdoors around the pools.

MARKETING

Our marketing efforts are targeted at both the visitor market (tourists and business travelers) as well as local patrons. Our marketing department uses both traditional and innovative marketing strategies to promote the “Hard Rock Hotel” and “Hard Rock Casino” trademarks. We employ targeted marketing programs through the use of the proprietary database acquired in February 2007. The Hard Rock Hotel & Casino Las Vegas is aggressively marketed through domestic and international public relations activities, direct mail, online, print, outdoor and broadcast advertising, and through special arrangements with various members of the entertainment industry.

The casino marketing also maintains the Backstage Pass loyalty program, formerly known as Rockstar Player’s Club, for casino guests. The Backstage Pass loyalty program was implemented in March of 2012 and utilizes a casino player tracking card. The program, which is available to all casino visitors, tracks each patron’s record, and based upon the level of gaming and non-gaming activity, members may become eligible for discounted or complimentary services, invitations to special events and merchandise at the Hard Rock Hotel & Casino Las Vegas.

We target local residents through direct mail advertising as well as through hosting special events and parties specifically geared to the local population. In addition, we believe the recent property developments and enhancements to the off-Las Vegas Strip location help attract local residents to the Hard Rock Hotel & Casino Las Vegas.

TRADEMARKS

“Hard Rock Hotel” and “Hard Rock Casino” are registered trademarks owned by Hard Rock Cafe International (USA), Inc. (“HRCI”), which we understand is controlled by the Seminole Tribe of Florida. We are successors in interest to a license agreement obtained from HRCI’s predecessors (the “Hard Rock License”) that, in substance, grants us the exclusive, royalty-free and perpetual right to use and exploit these trademarks in connection with hotel/casino operations or casino operations in certain geographic areas, defined in the Hard Rock License as the “Morton Territories.” The Morton Territories include the State of Illinois and all states and possessions of the United States that are located west of the Mississippi River, including the entire state of Louisiana, but excluding Texas, except for the Greater Houston Area. The Morton Territories also include the nations of Australia, Brazil, Israel and Venezuela, and the Greater Vancouver Area, British Columbia, Canada. In addition, under the Hard Rock License we have the right to sell licensed merchandise bearing the geographic location where it is sold in stores located in or contiguous to a Hard Rock Hotel/Casino or a Hard Rock Casino. The Hard Rock License further provides that we may sublicense and franchise our rights under the Hard Rock License.

Our subsidiary HRHH IP is currently one of a number of defendants (“Defendants”) in an action commenced by HRCI on September 21, 2010 in the United States District Court for the Southern District of New York, captioned Hard Rock Cafe International (USA), Inc. v. Hard Rock Hotel Holdings, LLC, et al. (the “Hard Rock IP Action”). The Hard Rock IP Action is described more fully in Note 9, “Commitments and Contingencies,” to our consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K.

On November 11, 2008, HRH Holdings executed a license agreement with Cherokee Nation Enterprises, LLC (“CNE”), an entity indirectly wholly owned by the Cherokee Nation. Pursuant to the license agreement, we have agreed to sublicense certain intellectual property, including the “Hard Rock Hotel” and “Hard Rock Casino” trademarks, to CNE in connection with a hotel and a casino that CNE opened in Catoosa, Oklahoma. Under the terms of the license agreement, CNE has agreed to pay us a certain percentage of its annual gross revenues based on the performance of its Hard Rock Hotel/Casino as well as certain other license fees. On February 17, 2009, HRH Holdings received notice from the National Indian Gaming Commission (the “NIGC”) that the CNE license agreement (i) is not a management agreement requiring the NIGC Chairman’s approval under the Indian Gaming Regulatory Act, and (ii) does not provide us or any other party with an impermissible proprietary interest in Indian gaming. The CNE license agreement became effective upon receipt of this NIGC notice.

On October 13, 2009, HRH Holdings executed a license agreement with the Pueblo of Isleta (“Isleta”). Pursuant to the Isleta license agreement, the Company sublicenses certain intellectual property, including the “Hard Rock Hotel” and “Hard Rock Casino” trademarks, to Isleta in connection with a hotel and a casino that Isleta opened in Albuquerque, New Mexico. Under the terms of the Isleta license agreement, Isleta has agreed to pay us a certain percentage of its annual gross revenues based on the performance of its Hard Rock Hotel/Casino as well as certain other license fees. Similar to the CNE license agreement, the effectiveness of the Isleta license agreement was conditioned upon receipt of confirmation from the NIGC that the Isleta license agreement does not require its approval. On December 9, 2009, HRH Holdings received notice from the NIGC that the Isleta license agreement does not constitute a management contract and does not need to be approved by the NIGC Chairman. The Isleta license agreement became effective upon receipt of this NIGC notice. On December 24, 2012, Isleta, HRHH IP, LLC and HRHH Hotel/Casino, LLC mutually agreed to the wind down and termination of the Isleta license agreement. It is anticipated that the termination of the Isleta license agreement will occur no later than June 30, 2013.

On October 4, 2012, HRHH IP, LLC executed a Letter of Intent with Sioux City Entertainment, LLC (“SCE”) for the potential development of an approximately 30,000 square-foot land based casino and adjacent hotel in downtown Sioux City, Iowa. No definitive agreements have been entered into as of May 29, 2013. Sioux City Entertainment, Inc. together with the Missouri River Historical Development, Inc. (MRHD), was awarded the land-based casino license on April 18, 2013 through the RFP process conducted by Iowa Racing and Gaming Commission (“IRGC”).

The Company may enter into additional sublicenses with parties located in the Morton Territories, pursuant to the right provided by the Hard Rock Licenses; however, no definitive agreements have been entered into as of May 29, 2013.

We also own a number of trademarks we consider important to our business. These trademarks include Rehab, The Joint Las Vegas, Vinyl, Backstage Pass, Body English, 35 Steaks & Martini’s, Love Jones, Mr. Lucky’s, Reliquary, and Vanity. We intend to take all steps necessary to protect our trademark rights against unauthorized use throughout the world. Risks related to the protection and exploitation of intellectual property rights are set forth in Item 1A—Risk Factors.

LAS VEGAS MARKET

During 2011, according to the Las Vegas Convention and Visitors Authority (the “LVCVA”), gaming revenues in Clark County increased 3.5% to approximately $9.2 billion from $8.9 billion in 2010. In addition, according to the LVCVA:

•	the number of visitors traveling to Las Vegas was approximately 38.9 million in 2011, representing a compound annual growth rate of approximately 3.53% since 1989’s 18.1 million visitors; and

•	the number of hotel and motel rooms in Las Vegas was 67,391 in 1989 and 150,161 in 2011, representing a compound annual growth rate of approximately 3.71%.

The following table sets forth certain statistical information for the Las Vegas market for the years 2007 through 2011, as reported by the LVCVA.

	2011	2010	2009	2008	2007

Visitor Volume (in thousands)	38,929	37,335	36,351	37,482	39,197
Clark County Gaming Revenues (in millions)	$9,223	$8,909	$8,838	$9,797	$10,868
Hotel/Motel Rooms	150,161	148,935	148,941	140,529	132,947
Airport Passenger Traffic (in thousands)	41,480	39,757	40,469	44,075	47,730
Convention Attendance (in thousands)	4,865	4,473	4,492	5,900	6,209

COMPETITION

The hotel and casino industry in general, and the markets in which we compete in particular, are highly competitive. The Hard Rock Hotel & Casino Las Vegas, located less than one mile east of the Las Vegas Strip, competes with other high-quality Las Vegas resorts and other Las Vegas hotel casinos, including those located on the Las Vegas Strip, on the basis of overall atmosphere, range of amenities, price, location, entertainment offered, theme and size. Many of these Las Vegas resorts seek to attract customers to their properties by not only offering casino gaming, but also by providing hotel accommodations, food and beverage outlets, retail stores and other related amenities. To the extent that the Hard Rock Hotel & Casino Las Vegas seeks to enhance its revenue base by offering its own various resort amenities, it competes with the service offerings provided by these Las Vegas resorts. Some of these hotel casinos are operated by companies that have more than one operating facility and may have greater name recognition and financial and marketing resources than we do and market to the same target demographic group. There can be no assurance the Las Vegas market will show future growth or hotel casinos will continue to be popular. In the event we lose market share due to competition or there is a continued decline or sustained leveling off of the growth or popularity of gaming facilities generally, this would adversely affect our financial condition and results of operations.

We face additional competition from HRCI, which pursuant to the Hard Rock License may open competing “Hard Rock” hotels in jurisdictions other than Nevada and may open “Hard Rock” hotel/casinos in jurisdictions other than the Morton Territories. For example, HRCI uses or licenses the use of the “Hard Rock” name in connection with its Seminole Hard Rock Hotels in Hollywood and Tampa, Florida and a number of other Hard Rock Hotels or hotel-casinos. There can be no assurance that our business and results of operations will not be adversely affected by the management or the enforcement of the “Hard Rock” brand name by parties outside of our control.

The Hard Rock Hotel & Casino Las Vegas also competes with hotel casinos in the Mesquite, Laughlin, Reno and Lake Tahoe areas of Nevada, and in a growing number of other jurisdictions in which gaming is now permitted. The Hard Rock Hotel & Casino Las Vegas also competes with state-sponsored lotteries, on- and off-track wagering, card parlors, riverboat and Native American gaming ventures, and other forms of legalized gaming in the United States, as well as with gaming on cruise ships, Internet gaming ventures and international gaming operations. In 1998, California enacted The Tribal Government Gaming and Economic Self-Sufficiency Act (the “Tribal Act”). The Tribal Act provides a mechanism for federally recognized Native American tribes to conduct certain types of gaming on their land. The California electorate approved Proposition 1A on March 7, 2000. Proposition 1A gives all California Indian tribes the right to operate a limited number of certain kinds of gaming machines and other forms of casino wagering on California Indian reservations. In February 2008, additional propositions were approved in California permitting certain Indian tribes to increase the number of slot machines on their properties. Continued proliferation of gaming activities permitted by Proposition 1A may materially negatively affect Nevada gaming markets and our financial position and results of operations. We are currently unable, however, to assess the magnitude of the specific impact on us. See “Risk Factors—Risks Related to Our Business”—We face intense local competition which could impact our operations and adversely affect our business and results of operations.

SEASONALITY

The Las Vegas hotel, resort and casino industry is seasonal in nature. This seasonality can tend to cause quarterly fluctuations in revenues at our hotel casino. For instance, our revenues generally peak in the second and third quarters. Our quarterly earnings may also be adversely affected by other related factors outside our control, including weather conditions and poor economic conditions. As a result, we may have to enter into short-term borrowings in certain quarters in order to offset these quarterly fluctuations in our revenues.

EMPLOYEES

As of December 31, 2011, we had 1,398 full-time employees and 758 on-call and seasonal employees who are employed on an as-needed basis. Except as set out below, none of our employees are represented by unions.

On November 6, 2009 the National Labor Relations Board conducted an election to determine whether approximately 35 valet employees wished to be represented by the Teamsters Union Local 995. The National Labor Relations Board (“NLRB”) ruled that a majority of the voters chose the union, the Company petitioned for review to the District of Columbia Circuit Court of Appeals (“DC Circuit”). The DC Circuit denied the Company’s petition for review on March 23, 2012 and ordered enforcement of the ruling of the NLRB. The Company commenced bargaining with the Teamsters in May 2012. We have been approached by other unions on various occasions and cannot be certain that one or more unions will not approach our employees. We consider our relations with our employees to be good and have never experienced an organized work stoppage, strike or labor dispute.

NEVADA GAMING REGULATION AND LICENSING

Introduction

The gaming industry is highly regulated. Gaming registrations, licenses and approvals, once obtained, can be suspended or revoked for a variety of reasons. We cannot be certain that our registrations, findings of suitability, licenses and approvals will not be suspended, conditioned, limited or revoked. The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations made under such Act, as well as to various local ordinances (collectively, the “Nevada Gaming Control Act”). The Company is subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and the Clark County Liquor and Gaming Licensing Board, which we collectively refer to in this document as the “Nevada Gaming Authorities.” The Nevada Gaming Authorities have broad authority with respect to licensing and registration of our business entities and individuals investing in or otherwise involved with us. The Nevada Gaming Authorities may, among other things, revoke the gaming license of any corporate entity or the registration of a registered corporation or any entity registered as a holding company of a corporate licensee for violations of gaming regulations. In addition, the Nevada Gaming Authorities may, under certain conditions, revoke the license or finding of suitability of any officer, director, controlling person, stockholder, note-holder or key employee of a licensed or registered entity.

Policy Concerns of Gaming Laws

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy. Such public policy concerns include, among other things:

•	preventing unsavory or unsuitable persons from being directly or indirectly involved with gaming at any time or in any capacity;

•	establishing and maintaining responsible accounting practices and procedures;

•

maintaining effective controls over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding assets and revenue, providing reliable recordkeeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

•	preventing cheating and fraudulent practices; and

•	providing a source of state and local revenue through taxation and licensing fees.

Changes in applicable laws, regulations and procedures could have significant negative effects on the Company’s gaming operations and our financial condition and results of operations.

Owner and Operator Licensing Requirements

In April, 2011, we applied for all necessary approvals and the required licenses from the Nevada Gaming Authorities to operate the gaming operations at the Hard Rock Hotel & Casino Las Vegas and to acquire and own the equity securities of LVHR. We received such approvals, licenses and findings of suitability on December 22, 2011. LVHR currently holds all of the licenses necessary to operate the gaming-related activities at the Hard Rock Hotel & Casino Las Vegas as a non-restricted licensee, which we may refer to herein as a company licensee, and LVHR must continue to pay periodic fees and taxes. The gaming licenses are not transferable. On June 15, 2012 LVHR became one of our indirect subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas. On or about the same date that LVHR became one of our subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas, we restructured and converted LVHR from a Nevada corporation to a Nevada limited liability company known as LVHR Casino, LLC.

Company Registration Requirements

In connection with our obtaining approvals and licenses to acquire and own the equity securities of LVHR, our Class A members were required to apply to, and be found suitable by, the Nevada Commission to own our voting securities, and we are required to be registered by the Nevada Commission as a “publicly traded corporation,” which we refer to herein as a registered company, for the purposes of the Nevada Gaming Control Act. The Company and its subsidiaries in the line of ownership of LVHR were also required to apply to, and be found suitable by the Nevada Commission to own the equity interests of their respective subsidiaries and to be registered by the Nevada Commission as intermediary companies. In April 2011, the Company applied to the Nevada Gaming Authorities for all required approvals and licenses to assume the gaming operations at the Hard Rock Hotel & Casino Las Vegas.

On December 22, 2011, we received all approvals, licenses and findings of suitability from the Nevada Commission necessary to serve as the operator of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas and we were approved to acquire and own the equity securities of LVHR, subject to the Registration Statement becoming effective, which occurred on December 22, 2011. LVHR became one of our indirect subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas on June 15, 2012.

As a consequence of its registration with the Nevada Commission, the Company is required to submit detailed financial and operating reports to the Nevada Commission and provide any other information that the Nevada Commission may require. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to, or approved by, the Nevada Commission.

Individual Licensing Requirements

No person may become a stockholder of, or receive any percentage of the profits of, a registered intermediary company or company licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer or director or a member or manager of BREF HR Management, LLC (“BREF HR Management”), as applicable, or a key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. In addition, the Nevada Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

Consequences of Violating Gaming Laws

If the Nevada Commission decides that we have violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our applications, or registrations and gaming license. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act at the discretion of the Nevada Commission. Further, the Nevada Commission could appoint a supervisor to operate the gaming-related activities at the Hard Rock Hotel & Casino Las Vegas and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming licenses obtained and the appointment of a supervisor could, and revocation of any such gaming license would, have a significant negative effect on our gaming operations.

Requirements for Security Holders

Regardless of the number of shares or other interests held, any beneficial holder of the voting or non-voting securities of a registered company may be required to file an application, be investigated and have that person’s suitability as a beneficial holder of voting or non-voting securities determined if the Nevada Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial holder of such securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

The Nevada Gaming Control Act requires any person who acquires more than 5% of the voting securities of a registered company to report the acquisition to the Nevada Commission. The Nevada Gaming Control Act requires beneficial owners of more than 10% of a registered company’s voting securities to apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. However, an “institutional investor,” as defined in the Nevada Gaming Control Act, which beneficially owns more than 10% but not more than 11% of a registered company’s voting securities as a result of a stock repurchase by the registered company may not be required to file such an application. Further, an institutional investor which acquires more than 10%, but not more than 25%, of the registered company’s voting securities may apply to the Nevada Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may own more than 25% but not more than 29% of the voting securities of a registered company and maintain the waiver where the additional ownership results from a stock repurchase by the registered company. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•	voting on all matters voted on by stockholders or interest holders;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

•	other activities that the Nevada Commission may determine to be consistent with such investment intent.

Consequences of Being Found Unsuitable

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or by the Chairman of the Nevada Board, or who refuses or fails to pay the investigative costs incurred by the Nevada Gaming Authorities in connection with the investigation of its application, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of any security of a registered company beyond the period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to hold an equity interest or to have any other relationship with, we:

•	pay that person any dividend or interest upon any voting securities;

•	allow that person to exercise, directly or indirectly, any voting right held by that person relating to the Company;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•

fail to pursue all lawful efforts to require the unsuitable person to relinquish such person’s voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

Approval of Public Offerings

A registered company may not make a public offering of its securities without the prior approval of the Nevada Commission if it intends to use the proceeds from the offering to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. Any approval that we might receive in the future relating to future offerings will not constitute a finding, recommendation or approval by any of the Nevada Board or the Nevada Commission as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

The regulations of the Nevada Commission also provide that any entity which is not an “affiliated company,” as that term is defined in the Nevada Gaming Control Act, or which is not otherwise subject to the provisions of the Nevada Gaming Control Act, such as the Company, that plans to make a public offering of securities intending to use such securities, or the proceeds from the sale thereof, for the construction or operation of gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes, may apply to the Nevada Commission for prior approval of such offering. The Nevada Commission may find an applicant unsuitable based solely on the fact that it did not submit such an application, unless upon a written request for a ruling, referred to as a Ruling Request, the Chairman of the Nevada Board has ruled that it is not necessary to submit an application.

Approval of Changes in Control

We must obtain prior approval of the Nevada Commission with respect to a change in control through merger, consolidation, stock or asset acquisitions, management or consulting agreements or any act or conduct by a person by which the person obtains control of us. Entities seeking to acquire control of a registered company must satisfy the Nevada Board and Nevada Commission with respect to a variety of stringent standards before assuming control of the registered company. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

Approval of Defensive Tactics

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses or affecting registered companies that are affiliated with the operations permitted by Nevada gaming licenses may be harmful to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to reduce the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

•	assure the financial stability of corporate gaming operators and their affiliates;

•	preserve the beneficial aspects of conducting business in the corporate form; and

•	promote a neutral environment for the orderly governance of corporate affairs.

Approvals may be required from the Nevada Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Gaming Control Act also requires prior approval of a plan of recapitalization proposed by a registered company’s board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

Fees and Taxes

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon:

•	a percentage of the gross revenue received;

•	the number of gaming devices operated; or

•	the number of table games operated.

A live entertainment tax is also paid by gaming operations where entertainment is furnished in connection with admission fees, the selling or serving of food or refreshments or the selling of merchandise.

Foreign Gaming Investigations

From time to time, the Company and its affiliates may become involved in gaming activities outside of Nevada through sublicensing and franchising our rights under the Hard Rock License, as described more fully in Item 1, Trademarks. Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with those persons (collectively, “licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of the licensee’s or registrant’s participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Licensees and registrants are required to comply with the reporting requirements imposed by the Nevada Gaming Control Act. A licensee or registrant is also subject to disciplinary action by the Nevada Commission if it:

•	knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

•	fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

•

engages in any activity or enters into any association that is unsuitable because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect, discredit or disrepute upon the State of Nevada or gaming in Nevada, or is contrary to the gaming policies of Nevada;

•	engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or

•	employs, contracts with or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of unsuitability.

License for Conduct of Gaming and Sale of Alcoholic Beverages

The conduct of gaming activities and the service and sale of alcoholic beverages at the Hard Rock Hotel & Casino Las Vegas are subject to licensing, control and regulation by the Clark County Board. In addition to approving the licensee, the Clark County Board has the authority to approve all persons owning or controlling the stock of any business entity controlling a gaming or liquor license. All licenses are revocable and are not transferable. The Clark County Board has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation of a license would, have a substantial negative impact upon the operations of the Hard Rock Hotel & Casino Las Vegas.

AGREEMENTS GOVERNING THE OPERATION OF THE HARD ROCK HOTEL & CASINO LAS VEGAS

In April, 2011, the Company applied to the Nevada Gaming Authorities for all required approvals and licenses to assume the gaming operations at the Hard Rock Hotel & Casino Las Vegas. On December 22, 2011, we received all approvals, licenses and findings of suitability from the Nevada Commission necessary to serve as the operator of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas and we were approved to acquire and own the equity securities of LVHR. Prior to obtaining the necessary gaming approvals, we were prohibited from receiving any revenues of the casino at the Hard Rock Hotel & Casino Las Vegas. As such, we entered into a definitive lease agreement with a third party casino operator, LVHR, for all gaming and related activities at the casino and management agreements related to the Hard Rock Hotel & Casino Las Vegas with WG-Harmon, an affiliate of LVHR.

Casino Lease

Lease of Casino Premises. On March 1, 2011, one of our subsidiaries, HRHH Hotel/Casino entered into the Casino Lease Agreement with LVHR (the “Casino Lease”), pursuant to which HRHH Hotel/Casino leased to LVHR (i) a portion of the Hard Rock Hotel & Casino Las Vegas in which gaming operations presently are being conducted, comprising approximately 60,000 square feet of floor space, as well as other gaming areas located in and around the Hard Rock Hotel & Casino Las Vegas’ swimming pool including, without limitation, areas containing the front of the house casino-related slot machines, table games and sports book, all areas in the Hard Rock Hotel & Casino Las Vegas used for gaming purposes and (ii) the associated offices, back of the house count rooms, casino cages and all surveillance areas within the Hard Rock Hotel & Casino Las Vegas (collectively, the “Casino Premises”).

Term. The term of the Casino Lease began on March 1, 2011 and was amended pursuant to the Amended Casino Lease, which commenced on June 15, 2012. On such date, LVHR became one of our indirect subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas. The Amended Casino Lease contains terms that are reflective of a lease agreement between related parties, including a provision for the payment of nominal rent.

Rent. During the term of the Casino Lease, LVHR agreed to pay rent to HRHH Hotel/Casino in the amount of $1.25 million per month, paid in arrears on the last day of each month. The Amended Casino Lease will provide that New HRHH Gaming will pay nominal rent to HRHH Hotel/Casino and that monthly rent will not be increased during the term of the Amended Casino Lease.

Sale of Gaming Assets and Working Capital Line. In addition to the Casino Lease, LVHR and HRHH Gaming, a subsidiary of the Company, entered into the Existing Gaming Assets Acquisition Agreement dated as of March 1, 2011, pursuant to which LVHR acquired all of the then existing assets of HRHH Hotel/Casino used in the Hard Rock Hotel & Casino Las Vegas’ gaming operations. As part of the Casino Lease, HRHH Gaming was obligated to make available to LVHR a revolving line of credit to be used solely for working capital purposes. On December 22, 2011, we received all approvals, licenses and findings of suitability from the Nevada Commission necessary to serve as the operator of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas and we were approved to acquire and own the equity securities of LVHR. LVHR became one of our subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas on June 15, 2012. On or about the same date that LVHR became one of our subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas, we restructured and converted LVHR from a Nevada corporation to a Nevada limited liability company known as LVHR Casino, LLC. Upon consummation of the conversion of LVHR: (i) LVHR Casino, LLC became a mortgage borrower under the Amended Facility and the Second Mortgage; (ii) LVHR Casino, LLC continued to own all of the assets that are used at the Hard Rock Hotel & Casino Las Vegas gaming operations (which assets LVHR acquired on March 2, 2011), and (iii) the revolving line of credit was terminated.

Casino Management Agreement

Engagement of WG-Harmon. On March 1, 2011 LVHR entered into the Management Agreement pursuant to which WG-Harmon agreed to manage the gaming operations at the Hard Rock Hotel & Casino Las Vegas for LVHR. During the term of the Management Agreement, WG-Harmon (as agent and key employee for LVHR) had the exclusive authority to conduct and direct all business and affairs in connection with the gaming operations at the Hard Rock Hotel & Casino Las Vegas (except with respect to the matters that are expressly the responsibility of LVHR). All duties performed by WG-Harmon were funded from operating capital provided by LVHR, and none of the duties were to be performed at WG-Harmon’s expense.

Term. The term of the Management Agreement began on March 1, 2011 and continued until June 15, 2012, the date upon which LVHR became one of our subsidiaries and we assumed the operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas. The Management Agreement was terminated without payment of any termination fee.

Management Fee. During the term of the Management Agreement, LVHR paid to WG-Harmon a base fee in the amount of $37,500 per month. LVHR also reimbursed WG-Harmon for reasonable fees and expenses incurred in connection with the performance of WG-Harmon’s duties under such agreement, including any fees, charges or expenses incurred in connection with obtaining any regulatory approvals, as well as any taxes that may be imposed on WG-Harmon or LVHR in fulfillment of their duties. The Company was not obligated to reimburse LVHR for any payment of fees to WG-Harmon in connection with the Management Agreement.

Resort Management Agreement

Management of Premises. On March 1, 2011 HRHH Hotel/Casino, HRHH Development, HRHH IP, HRHH Cafe and WG-Harmon entered in a Resort Management Agreement, which agreement was subsequently amended on June 15, 2012 (as amended, the “Amended Resort Management Agreement”), pursuant to which WG-Harmon will manage the Hard Rock Hotel & Casino Las Vegas, including the gaming operations and the liquor operations. The Amended Resort Management Agreement includes services provided on the approximately 1.15 acre property.

WG-Harmon is required to use commercially reasonable efforts to operate the Hard Rock Hotel & Casino Las Vegas, and, subject to certain ownership approval rights and consents, has complete discretion and control in all matters relating to the management and operation of the Hard Rock Hotel & Casino Las Vegas. WG-Harmon is required to act at all times with the standard of skill, care and expertise that would be customary and reasonably expected from a prudent manager of comparable resorts, and WG-Harmon shall cause the Hard Rock Hotel & Casino Las Vegas to be operated, serviced, maintained, furnished, equipped and refurbished in a manner reasonably expected to enhance the financial performance of the Hard Rock Hotel & Casino Las Vegas’ operations.

Term. The term of the Amended Resort Management Agreement began on June 15, 2012 and will continue until March 31, 2016. The Amended Resort Management Agreement may be terminated by the Owner, at any time during the term, by providing WG-Harmon with thirty days prior notice and payment of a termination fee as described in the Amended and Restated Resort Management Agreement.

Management Fees. During the term of the Amended Resort Management Agreement, HRHH Hotel/Casino, HRHH IP and HRHH Development, and LVHR Casino, LLC (collectively, the “Owner”) will pay WG-Harmon a base fee in the amount of $160,000 per month, payable monthly. The base fee may be reduced to $150,000 per month if WG-Harmon is no longer providing certain constructions services to the Owner. In addition to such base fee, the Owner will pay WG-Harmon an incentive management fee based on the performance of the adjusted EBITDA of the Hard Rock Hotel & Casino Las Vegas, as set forth in the Amended Resort Management Agreement.

Termination. Upon the occurrence of any Event of Default (as defined below), the non-defaulting party will have a right to terminate the Amended Resort Management Agreement upon written notice given to the other parties. Additionally, the Owner will have the right to terminate the Amended Resort Management Agreement following (i) any failed drug test by the senior officers of Warner Gaming or WG-Harmon and the failure of Warner Gaming or WG-Harmon to promptly take remedial action in connection with such senior officer, (ii) any failed drug test of William W. Warner and (iii) if Warner Gaming or WG-Harmon is no longer controlled by William W. Warner (including in connection with his death or disability) or (iv) if William W. Warner is convicted of or pleads nolo contendere to any felony.

For the purposes of the Amended Resort Management Agreement:

“Event of Default” includes:

•	the failure of any party to make any required monetary payment, which failure is not cured within 10 days after written notice;

•	the failure of a party to perform any of its other material obligations under the Amended Resort Management Agreement, which failure is not cured upon 30 days’ notice from the non-defaulting party;

•

the filing of a voluntary petition in bankruptcy or insolvency or a petition for liquidation or reorganization under any bankruptcy law by a party, or a party consenting to, acquiescing in, or failing to timely controvert, an involuntary petition in bankruptcy, insolvency or an involuntary petition for liquidation or reorganization filed against it; or

•

the filing against a party of a petition seeking adjudication of a party as insolvent or seeking liquidation or reorganization or appointment of a receiver, trustee or liquidator of all or a substantial part of a party’s assets, if such petition is not dismissed within 90 days.

Additionally, an “Event of Default” of WG-Harmon under the Amended Resort Management Agreement includes:

•

a default or material breach by WG-Harmon under the Amended Resort Management Agreement, or the Amended and Restated IP License Agreement between Owner and WG-Harmon dated as of June 15, 2012 (the “IP License”), in each case where a remedy of termination is exercised;

•	WG-Harmon fails to maintain any necessary regulatory approvals;

•	WG-Harmon fails to comply with the IP License or the intellectual property provisions of the Amended Resort Management Agreement; and

•	WG-Harmon misapplies or misappropriates any funds from the Hard Rock Hotel & Casino Las Vegas operations, the Owner or any reserve funds, which is not cured within two days written notice.

Change of Control Provisions. WG-Harmon may not assign the Amended Resort Management Agreement without the Owner’s prior written approval, which may be withheld in the Owner’s sole discretion. The Owner may not assign the Amended Resort Management Agreement, other than to a mortgagee or to an affiliate succeeding in ownership of the Hard Rock Hotel & Casino Las Vegas, without WG-Harmon’s prior written approval, which may be withheld in WG-Harmon’s sole discretion.

Liquor Management Agreement

Liquor Management Agreement; Term. On March 1, 2011 HRHH Hotel/Casino and WG-Harmon entered into a Liquor Management and Employee Services Agreement (the “Liquor Management Agreement”), relating to non-gaming operations at the Hard Rock Hotel & Casino Las Vegas. Pursuant to the Liquor Management Agreement, WG-Harmon was required to perform its duties in a good faith and highly professional manner and act with the standard of skill, care and expertise that would be customary and reasonably expected from a prudent manager of comparable liquor operations. The Liquor Management Agreement terminated on June 15, 2012.

Item 1A	Risk Factors

Set forth below are risks and uncertainties that we believe are material to the Company. You should consider carefully the following risks and uncertainties, together with the other information contained in and incorporated by reference in this Annual Report on Form 10-K, and the descriptions included in our consolidated financial statements and accompanying notes.

Risks Related to Our Business

The Company’s consolidated results of operations, financial position and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this Annual Report on Form 10-K. All of these risks should be carefully considered.

The downturn in the U.S. economy, the volatility and disruption of the capital and credit markets and adverse changes in the global economy could negatively impact our financial performance.

The Las Vegas market is beginning to show some signs of a recovery with visitor volumes reaching 38.9 million in 2011 and 37.3 million in 2010, an increase of approximately 4.3% over 2010. Gaming revenues in Clark County are also recovering reaching approximately $9.2 billion in 2011 and $8.9 billion in 2010, an increase of approximately 3.5% over 2010. (Both visitor volume and gaming statistics noted above are released by the Las Vegas Convention and Visitors Authority.) However, due to a number of factors affecting consumers, including the lingering effects of a slowdown in global economies, contracting credit markets and reduced consumer spending, the outlook for the gaming, travel, and entertainment industries remains uncertain. These factors have and could continue to result in fewer customers visiting, or customers spending less, in Las Vegas, as compared to prior periods. Gaming and other leisure activities represent discretionary expenditures and participation in such activities tends to decline during economic downturns, during which consumers generally have less disposable income. As a result, customer demand for the luxury amenities and leisure activities that we offer may continue to be depressed. Furthermore, during periods of economic contraction, revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings.

We operate a single property located in Las Vegas and rely on the Las Vegas and Southern California markets. Changes adversely impacting these markets could have a material effect on our business, financial condition and results of operations.

Our business has a limited base of operations and substantially all of our revenues are currently generated by the Hard Rock Hotel & Casino Las Vegas. Accordingly, we are subject to greater risks than a more diversified hotel and casino resort operator and the profitability of our operations is linked to local economic conditions in Las Vegas and, indirectly, Southern California (including Palm Springs), where many of our hotel casino’s targeted customers reside. The combination of a decline in the local economies of Las Vegas or Southern California, reliance on a single location and the significant investment associated with it may cause our operating results to fluctuate significantly and may adversely affect us and materially affect our total profitability.

We face intense local competition which could impact our operations and adversely affect our business and results of operations.

We operate in the highly-competitive Las Vegas hotel, resort and casino industry. Our hotel casino, located less than one mile east of the Las Vegas Strip, competes with other high-quality Las Vegas resorts and other Las Vegas hotel casinos, including those located on the Las Vegas Strip. Many of these Las Vegas resorts seek to attract customers to their properties by not only offering casino gaming, but also by providing hotel accommodations, food and beverage outlets, retail stores and other related amenities. To the extent that we seek to enhance our revenue base by offering our own various resort amenities, we compete with the service offerings provided by these Las Vegas resorts.

Many of the competing properties have themes and attractions which draw a significant number of visitors and directly compete with our operations. Some of these properties are operated by subsidiaries or divisions of large public companies that may have greater name recognition and financial and marketing resources than we do and market to the same target demographic group as we do. Various competitors are expanding and renovating their existing facilities. We believe that competition in the Las Vegas hotel, resort and casino industry is based on certain property-specific factors, including overall atmosphere, range of amenities, price, location, entertainment attractions, theme and size. Any market perception that we did not excel with respect to such property-specific factors would adversely affect our ability to compete effectively. If we are unable to compete effectively, we would lose market share, which could adversely affect our business and results of operations.

We also compete with hotel casinos in the Mesquite, Laughlin, Reno and Lake Tahoe areas of Nevada, Atlantic City, New Jersey and gambling destinations elsewhere in the United States as well as with state-sponsored lotteries, on- and off-track wagering, card parlors, riverboat gaming ventures, and other forms of legalized gaming in the United States, gaming on cruise ships, Internet gaming ventures and international gaming operations. Continued proliferation of gaming activities could significantly and adversely affect our business and results of operations.

Another area of competition is legalized gaming from casinos located on Native American tribal lands. Native American tribes in California are permitted to operate casinos with video slot machines, black jack and house-banked card games. The governor of California has entered into compacts with numerous tribes in California, and the federal government has approved numerous compacts in California and casino-style gaming is now legal on those tribal lands. While the competitive impact on our operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California and other areas located near the Hard Rock Hotel & Casino Las Vegas could have an adverse effect on our results of operations.

In addition, certain states have legalized, and others may legalize, casino gaming in specific areas, including metropolitan areas from which we traditionally attract customers, such as New York, Philadelphia, Los Angeles, San Francisco and Boston. The current global trend toward liberalization of gaming restrictions and resulting proliferation of gaming venues could result in a decrease in the number of visitors to the Hard Rock Hotel & Casino Las Vegas by attracting customers close to home and away from Las Vegas, which could adversely affect our business and results of operations.

The Las Vegas hotel, resort and casino industry is capital intensive; financing our renovations and future capital improvements could reduce our cash flow and adversely affect our financial performance.

Our hotel casino has an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. We will also need to make capital expenditures to comply with applicable laws and regulations.

Renovations and other capital improvements of hotel casinos require significant capital expenditures. In addition, renovations and capital improvements of hotel casinos usually generate little or no cash flow until the project’s completion. We may not be able to fund such projects solely from cash provided from our operating activities. Consequently, we will rely upon the availability of debt or equity capital and reserve funds to fund renovations and capital improvements and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. No assurances can be made that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

Renovations and other capital improvements may give rise to the following additional risks, among others:

•	construction cost overruns and delays;

•	temporary closures of all or a portion of the hotel casino to customers;

•	disruption in service and room availability causing reduced demand, occupancy and rates;

•	disruption in gaming operations; and

•	possible environmental problems.

As a result, renovations and any other future capital improvement projects may increase our expenses and reduce our cash flows and our revenues. If capital expenditures exceed our expectations, this excess would have an adverse effect on our available cash.

The Hard Rock Hotel & Casino Las Vegas has incurred substantial losses, and due to the current economic environment, may continue to incur losses in the future.

HRH Holdings reported pre-tax net losses of $282.9 million, $211.9 million, $129.1 million, and $10.1 million for the years ended December 31, 2008, 2009, 2010, and for the two months period ended February 28, 2011, respectively and our pre-tax net loss for the period from March 1, 2011 to December 31, 2011 on a consolidated basis was $66.1 million. As a result of the global economic recession and its impact, HRH Holdings recognized significant non-cash impairment charges in 2008 and 2009. There can be no assurance that we will attain profitability and generate net income for our members in the near term or at all.

We have PIK Interest that may be required to be paid in cash on March 1, 2014 and our inability to pay in full could harm our business and operations.

The Amended Facility requires that the Company repay in full all “paid in kind” interest issued and outstanding on March 1, 2014, in the event the Company has not made sufficient payments to the lender to provide a specified debt yield, on the terms specified in the Amended Facility. The maturity date of the Amended Facility is March 1, 2018 and provides for interest only at The London InterBank Offered Rate (“LIBOR”) plus 2.5% with a 1.5% LIBOR floor (total of 4% at December 31, 2011). In addition, under the Amended Facility, supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rate of accrual is dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less that the current interest due, the interest shortfall (“PIK interest”) will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.

The outstanding PIK interest as of December 31, 2011 and March 31, 2013 was $8.2 million and $22.5 million, respectively. Currently, using our best estimates based on reasonable and supportable assumptions and projections, we currently believe the Company will not meet the specified debt yield threshold. As of May 29, 2013, we have begun to assess options, including negotiating a waiver of this requirement from the lender, seeking approval from the lender to use cash reserves to satisfy this potential obligation, or attempting to obtain additional borrowings from other sources. If we are unable to restructure our indebtedness, find alternative financing sources on acceptable terms, or obtain approval from the lender to use our cash reserves to satisfy this potential obligation, we risk losing some or all of our property to foreclosure. If prevailing interest rates or other factors at the time of any restructuring of our indebtedness or at the time we obtain borrowings from other sources results in higher interest rates, our interest expense would increase, which would harm our business and results of operations.

We incurred a pre-tax net loss for the period from March 1, 2011 to December 31, 2011 and HRH Holdings reported pre-tax net losses for the years ended December 31, 2008, 2009, 2010, and for the two month period ended February 28, 2011.

As a result of these factors, there is substantial doubt about our ability to continue as a going concern.

The accompanying financial statements, included in Item 15, have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result from these uncertainties, including the possibility that we lose some or all of our property to foreclosure.

Our business model involves high fixed costs, including property taxes and insurance costs, which we may be unable to adjust in a timely manner in response to a reduction in our revenues.

The costs associated with owning and operating hotel casinos are significant. Some of these costs (such as property taxes and insurance costs) are fixed, meaning that such costs may not be altered in a timely manner in response to changes in demand for services. Failure to adjust our expenses may adversely affect our business and results of operations. Our real property taxes may increase as property tax rates change and as the values of properties are assessed and reassessed by tax authorities. Our real estate taxes do not depend on our revenues, and generally we could not reduce them other than by disposing of our real estate assets.

Insurance premiums for the Las Vegas hotel, resort and casino industry have increased significantly in recent years, and continued escalation may result in our inability to obtain adequate insurance at acceptable premium rates. A continuation of this trend would appreciably increase the operating expenses of our hotel casino. If we do not obtain adequate insurance, to the extent that any of the events not covered by an insurance policy materialize, our financial condition may be materially adversely affected.

In the future, our property may be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses, which could reduce our cash flow and adversely affect our financial performance. If our revenues decline and we are unable to reduce our expenses in a timely manner, our business and results of operations could be adversely affected.

We have substantial debt, and we may incur additional indebtedness, which may negatively affect our business and financial results.

We have substantial debt service obligations, and as of December 31, 2011 the book value of our total debt was approximately $608.7 million, with a face amount of $900.8 million.

Our substantial debt may negatively affect our business and operations in several ways, including:

•

requiring us to use a substantial portion of our funds from operations to make required payments on principal and interest, which will reduce funds available for operations and capital expenditures, future business opportunities and other purposes;

•	making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions;

•	limiting our flexibility in planning for, or reacting to, changes in the business and the industry in which we operate;

•	placing us at a competitive disadvantage compared to our competitors that have less debt;

•	limiting our ability to borrow more money for operations, capital or to finance acquisitions in the future; and

•	requiring us to dispose of portions of the hotel casino property, if needed, in order to make required payments of interest and principal.

A majority of our debt is secured by first deeds of trust on our property. If we were to default on our secured debt, the loss of property securing the debt would harm our ability to satisfy other obligations. Using our property as collateral increases our risk of property losses because defaults on indebtedness secured by property may result in foreclosure and ultimately our loss of the property that secures any loans for which we are in default. For tax purposes, a foreclosure on our property would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. Our working capital and liquidity reserves may not be adequate to cover all of our cash needs and we may have to obtain additional debt financing. Sufficient financing may not be available or, if available, may not be available on terms acceptable to us. Additional borrowings for working capital purposes will increase our interest expense and, therefore, may harm our business and results of operations.

We anticipate that we will refinance our indebtedness from time to time to repay our debt, and our inability to refinance on favorable terms, or at all, could harm our business and operations.

Since we anticipate that our internally generated cash will be inadequate to repay our indebtedness prior to maturity, we expect that we will be required to repay debt from time to time through refinancing of our indebtedness and/or offerings of equity or debt. The amount of our existing indebtedness may harm our ability to repay our debt through refinancing. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to sell portions of our property on disadvantageous terms, which might result in losses to us. We have placed mortgages on our hotel casino property to secure our indebtedness. To the extent we cannot meet our debt service obligations, we risk losing some or all of our property to foreclosures. If prevailing interest rates or other factors at the time of any refinancing result in higher interest rates on any refinancing, our interest expense would increase, which would harm our business and results of operations.

Our success depends on the value of our name, image and brand. If demand for, or the value of, our name, image or brand diminishes, our business and results of operations would be adversely affected.

Our success depends, to a large extent, on our ability to shape and stimulate consumer tastes and demands by maintaining our name, image and brand. We may not be successful in this regard and we may not be able to anticipate and react to changing consumer tastes and demands in a timely manner.

Furthermore, a high media profile is an integral part of our ability to shape and stimulate demand for our hotel casino with our target customers. A key aspect of our marketing strategy is to focus on attracting media coverage. If we fail to attract that media coverage, we may need to substantially increase our advertising and marketing costs, which would adversely affect our business and results of operations. In addition, other types of marketing tools, such as traditional advertising and marketing, may not be successful in attracting our target customers.

Our business would be adversely affected if our public image or reputation were to be diminished. Our brand names and trademarks are integral to our marketing efforts. If the value of our name, image or brands were diminished, our business and operations would be adversely affected.

Use of the “Hard Rock” brand name by entities other than us could damage the brand and our operations and adversely affect our business and results of operations.

Our operations benefit from the global name recognition and reputation generated by the Hard Rock Cafes, Hotels and Hotel-Casinos that are operated, licensed or franchised directly or indirectly by the Seminole Tribe of Florida. As of March 31, 2011, the Seminole Tribe of Florida operated or franchised over 140 Hard Rock Cafes located throughout the United States and abroad as well as a number of Hard Rock Hotels and Hotel-Casinos. However the Seminole Tribe of Florida is under no obligation to continue to own, operate or franchise such businesses, and it may decide to sell, change the focus of, or manage such businesses in a manner that would adversely affect our business and results of operations.

Our business and results of operations may be adversely affected by the management or the enforcement of the “Hard Rock” brand name by parties outside of our control. HRCI owns the “Hard Rock Cafe,” “Hard Rock Hotel” and “Hard Rock Casino” trademarks. HRCI, or its licensee, can use and exploit these and related marks in various ways that we cannot control, including by the establishment and operation of Hard Rock Hotels and Hard Rock Cafes within or without the Morton Territories (except that HRCI may not establish or operate Hard Rock Hotels within Nevada), and by the establishment and operation of Hard Rock Hotel-Casinos outside of the Morton Territories. HRCI also may exploit the Hard Rock marks in other ways that we cannot control, including by establishing Hard Rock Cafes or marketing “Hard Rock” merchandise anywhere in the world. For example, HRCI has licensed the use of the “Hard Rock” name in connection with its Seminole Hard Rock Hotels in Hollywood and Tampa, Florida.

We may have disputes with third parties for infringement or misappropriation of their proprietary rights, which could have a negative impact on our business.

Other parties may assert trademark, copyright or other intellectual property rights that have a negative impact on our business. We cannot be certain that others will not seek to block our use of certain marks or seek monetary damages or other remedies for the prior use of our brand names or other intellectual property or the sale of our products or services as a violation of their trademark, copyright or other proprietary rights. Defending any claims, even claims without merit, could divert our employee’s attention, be time-consuming, result in costly settlements, litigation or restrictions on our business and damage our reputation.

Securing registrations does not fully insulate us against intellectual property claims, as another party may have rights superior to our registration or our registration may be vulnerable to attack on various grounds. In addition, there may be prior registrations or use of trademarks in the United States or foreign countries for similar or competing marks or other proprietary rights of which we are not aware. In all such countries it may be possible for any third-party owner of a national trademark registration or other proprietary right to enjoin or limit our expansion into those countries or to seek damages for our use of such intellectual property in such countries. In the event a claim against us is successful and we could not obtain a license to the relevant intellectual property or redesign or rename our products or operations to avoid infringement, our business, financial condition or results of operations could be harmed.

Litigation and legal proceedings could expose us to significant liabilities and thus negatively affect our financial results.

We are a party, from time to time, to various litigation claims and legal proceedings, government and regulatory inquiries and/or proceedings, including, but not limited to, intellectual property, premises liability and breach of contract claims. Material legal proceedings are described more fully in Note 9, “Commitments and Contingencies,” to our consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K.

Litigation is inherently unpredictable, and defending these proceedings can result in significant ongoing expenditures and the diversion of our management’s time and attention from the operation of our business, which could have a negative effect on our business operations. Our failure to successfully defend or settle any litigation or legal proceedings could result in liabilities that, to the extent not covered by our insurance, could have a material adverse effect on our financial condition, revenue and profitability.

Specifically with respect to the Hard Rock IP Action, although we believe we have good defenses (including the related arbitration), it is possible that the dispute could be resolved in a manner that has a material effect on our operations, cash flow and financial condition (for example, due to an adverse judgment, costs of defense or distraction to employees). Remedies being sought by HRCI in the Hard Rock IP Action include termination of the Hard Rock License and with it our valuable right to utilize the Hard Rock trademarks, a significant damages award, an injunction that could prevent us from continuing with certain trademark usages on signage, merchandise, facilities and elsewhere, and an injunction that could effectively require the investment of significant funds to improve the quality of our sublicensed facilities. The Hard Rock IP Action may also expose us to negative publicity, which could adversely affect our business reputation and customer preference for our brand.

The threat of terrorism could adversely affect the number of customer visits to our hotel casino.

The threat of terrorism has caused, and may in the future cause, a significant decrease in customer visits to Las Vegas due to disruptions in commercial and leisure travel patterns and concerns about travel safety. The attacks of September 11, 2001 had a dramatic adverse impact on commercial and leisure travel. We cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, outbreak of hostilities or escalation of war would adversely affect our financial condition, results of operations or cash flows. The possibility of future attacks may hamper business and leisure travel patterns and, accordingly, the performance of our business and our operations.

We depend on BREF HR Management for the future success of our business and the loss of one or more of key personnel of BREF HR Management could have an adverse effect on our ability to manage our business and operate successfully and competitively, or could be negatively perceived in the capital markets.

The Company is managed by BREF HR Management in compliance with the gaming laws of the State of Nevada. BREF HR Management’s ability to manage the Company’s business and operate successfully and competitively is dependent, in part, upon the efforts and continued service of BREF HR Management’s managers. The departure of key personnel of BREF HR Management could have an adverse effect on our business and operate successfully and competitively, and it could be difficult for BREF HR Management to find replacements for these key personnel, as competition for such personnel is intense.

The members and managers of BREF HR Management are required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny any application for any cause that they deem reasonable. In the event the Nevada Gaming Authorities were to find any person unsuitable for licensing or unsuitable to continue having a relationship with us, we would be required to sever all relationships with such person. We cannot be certain that any such person will be able to obtain or maintain any requisite license or finding of suitability by the Nevada Gaming Authorities.

Seasonality and other related factors such as weather can be expected to cause quarterly fluctuations in revenue at our hotel casino.

The Las Vegas hotel, resort and casino industry is seasonal in nature. This seasonality can tend to cause quarterly fluctuations in revenues at our hotel casino. For instance, our revenues generally peak in the second and third quarters. Our quarterly earnings may also be adversely affected by other related factors outside our control, including weather conditions and poor economic conditions. As a result, we may have to enter into short-term borrowings in certain quarters in order to offset these quarterly fluctuations in our revenues.

The gaming industry is heavily regulated and failure to comply with extensive regulatory requirements may result in an adverse effect on our business.

The gaming operations and the ownership of our securities are subject to extensive regulation by the Nevada Gaming Authorities and the Hard Rock Hotel & Casino Las Vegas must maintain its licenses and pay gaming taxes to continue operations. The Nevada Gaming Authorities have broad authority with respect to licensing and registration of entities and individuals involved with the Company. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws could result in, among other things, disciplinary action. If we fail to comply with regulatory requirements, this may result in an adverse effect on our business.

Our property is subject to numerous laws, including those relating to the preparation and sale of food and beverages, including alcohol. We are also subject to laws governing our relationship with our employees in such areas as minimum wage and maximum working hours, overtime, working conditions, hiring and firing employees and work permits. Also, our ability to remodel, refurbish or add to our property may be dependent upon our obtaining necessary building permits from local authorities. The failure to obtain any of these permits could adversely affect our ability to increase revenues and net income through capital improvements of our property. In addition, we are subject to the numerous rules and regulations relating to state and federal taxation. Compliance with these rules and regulations requires significant management attention. Furthermore, compliance costs associated with gaming laws, regulations and licenses are significant. Any change in the laws, regulations or licenses applicable to our business or a violation of any current or future laws or regulations applicable to our business or gaming license could require us to make substantial expenditures or could otherwise negatively affect our gaming operations. Any failure to comply with all such rules and regulations could subject us to fines or audits by the applicable taxation authority.

The Nevada Gaming Authorities may, upon any future violation of a gaming law or regulation and after disciplinary complaint and public hearing, among other things, revoke, suspend, limit or condition the gaming license of any corporate entity, which we will refer to as a corporate licensee, or the registration of a registered company or any entity registered as a holding company of a corporate licensee or fine each person or entity or both up to $250,000 for each violation. In addition, the Nevada Gaming Authorities may revoke the license or finding of suitability of any officer, director, controlling person, shareholder, noteholder or key employee of a licensed or registered entity. If our gaming licenses and/or registrations were ever revoked for any reason, the Nevada Gaming Authorities could require the closing of our gaming operations, which would result in a material effect on our business.

Uninsured and underinsured losses could adversely affect our financial condition and results of operations.

We are responsible for insuring our hotel casino and for obtaining the appropriate insurance coverage to reasonably protect our interests in the ordinary course of business. Additionally, the instruments governing our current indebtedness typically specify that comprehensive insurance be maintained on our hotel casino, including liability, fire and extended coverage. There are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods or terrorist acts, which may be uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. We will use our discretion in determining amounts, coverage limits, deductibility provisions of insurance and the appropriateness of self-insuring, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms. Uninsured and underinsured losses could harm our financial condition and results of operations. We could incur liabilities resulting from loss or injury to our hotel casino or to persons at our hotel casino. Claims, whether or not they have merit, could harm the reputation of our hotel or cause us to incur expenses to the extent of insurance deductibles or losses in excess of policy limitations, which could harm our results of operations.

In the event of a catastrophic loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in our hotel casino, as well as the anticipated future revenue from the property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel casino. In the event of a significant loss, our deductible may be high and we may be required to pay for all such repairs and, as a consequence, it could materially adversely affect our financial condition. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate our hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property.

Since September 11, 2001, it has generally become more difficult and expensive to obtain property and casualty insurance, including coverage for terrorism. When our current insurance policies expire, we may encounter difficulty in obtaining or renewing property or casualty insurance on our property at the same levels of coverage and under similar terms. Such insurance may be more limited and for some catastrophic risks (for example, earthquake, flood and terrorism) may not be generally available at current levels. Even if we are able to renew our policies or to obtain new policies at levels and with limitations consistent with our current policies, we cannot be sure that we will be able to obtain such insurance at premium rates that are commercially reasonable. If we were unable to obtain adequate insurance on our hotel casino for certain risks, it could cause us to be in default under specific covenants on certain of our indebtedness or other contractual commitments that require us to maintain adequate insurance on our hotel casino to protect against the risk of loss. If this were to occur, or if we were unable to obtain adequate insurance and our hotel casino experienced damage which would otherwise have been covered by insurance, it could materially adversely affect our financial condition and the operations of our hotel casino.

In addition, insurance coverage for our hotel casino and for casualty losses does not customarily cover damages that are characterized as punitive or similar damages. As a result, any claims or legal proceedings, or settlement of any such claims or legal proceedings that result in damages that are characterized as punitive or similar damages may not be covered by our insurance. If these types of damages are substantial, our financial resources may be adversely affected.

Risks Related to Our Organization and Corporate Structure

We are a holding company and conduct all of our operations through our subsidiaries.

We do not generally have, apart from our ownership of HRHH JV Junior Mezz and HRHH Gaming Junior Mezz, any independent operations. As a result, we would rely on dividends and other payments or distributions from our subsidiaries to pay distributions. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results, and the terms of our current and future financing agreements, which may preclude dividends, distributions or other payments.

In addition, because we are a holding company, claims of our security holders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our subsidiaries will be able to satisfy the claims of our members only after all of our and our subsidiaries’ liabilities and obligations have been paid in full.

We may experience conflicts of interest with entities which control the Company.

All of our membership interests are controlled by investment funds affiliated with Brookfield. Brookfield and its other affiliates may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Some of the members and managers of BREF HR Management may also serve as officers or directors of Brookfield and may have conflicts of interest because they may own equity interests in Brookfield or its affiliates or they may receive cash or equity-based awards based on the performance of Brookfield. Andrea Balkan, Barry Blattman, Theresa Hoyt and William Powell are managers, directors and/or officers of other affiliates of Brookfield.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

As described in Note 12 to our audited consolidated financial statements, subsequent to the issuance of the Company’s consolidated financial statements for the interim periods ended June 30, 2011 and September 30, 2011 in its Form 10, the Company identified an error while finalizing the purchase price allocation during the measurement period related to its accounting for the fair value of the identified tangible and intangible assets and liabilities acquired as of March 1, 2011 in the acquisition of the Hard Rock Hotel and Casino Las Vegas.

In consideration of the restatement, and based on management’s evaluation under the framework in Internal Control—Integrated Framework, the Company’s management identified a deficiency in the operation of the Company’s internal controls related to the accounting and disclosure for business acquisitions that constituted a material weakness in our internal control over financial reporting. Additionally, management identified a deficiency in the operation of the Company’s internal controls related to the accounting and disclosure for significant and unusual contracts and transactions that constituted a material weakness in our internal controls over financial reporting.

The Company believes that it has taken steps to implement enhanced internal control procedures to address the material weaknesses discussed above. The Company has dedicated significant resources to implement enhancements to the Company’s internal control over financial reporting so as to remediate the material weakness described above. These ongoing efforts include appointing a new Chief Financial Officer (who joined during the third quarter of 2012), and implementing additional controls over accounting policies and procedures during the third quarter of 2012. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statement may contain material misstatements.

Item 1B	Unresolved Staff Comments

None.

Item 2	Properties

We own approximately 30 acres of land where the Hard Rock Hotel & Casino Las Vegas is located.

Item 3	Legal Proceedings

For discussions of legal proceedings, refer to Note 9, “Commitments and Contingencies,” to our consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K.

Item 4	Mine Safety Disclosures

Not applicable.

PART II

Item 5	Market For Common Equity Related Stockholder Matters And Issuer Purchases of Equity Securities

HOLDERS

The sole holder of our Class A Units is BREF HR Management and the sole holder of our Class B Units is Brookfield Financial.

MARKET INFORMATION

There currently is no established public trading market for our membership interests. None of our membership interests are subject to any outstanding options or warrants, and we have not issued any securities convertible into our membership interests. None of our membership interests may currently be sold under Rule 144 of the Securities Act of 1933, as amended. There were no Class A Units sold during the past fiscal year.

DIVIDENDS

We have not in the past paid cash distributions on our membership interests. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash distributions in the foreseeable future. The terms of our current financing agreements currently preclude us, and any future financing agreements may preclude us, from paying any distributions. To the extent not prohibited by the terms of any financing agreement, applicable law or to the extent there is excess cash available, we may distribute cash to our members in accordance with our financing agreements.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not currently maintain any equity compensation plans pursuant to which equity securities of the Company may be issued.

Recent Sales of Unregistered Securities

At the closing of the Assignment on March 1, 2011, we issued to each of our members Class A Units or Class B Units in consideration of the initial contributions they made to us (or were deemed to make to us). Upon the closing, BREF HR Management held all of our outstanding Class A Units and Brookfield Financial held all of our outstanding Class B Units. The issuances of the membership interests were made in reliance upon the exemption from registration requirements under Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters employed in connection with the issuance of the membership interests. See “Business—The Company—The Assignment.”

Item 6	Selected Financial Information

SELECTED FINANCIAL DATA

Since March 1, 2011 the Hard Rock Hotel & Casino Las Vegas and related assets has been owned by the Company pursuant to the Assignment thereof from HRH Holdings. The Hard Rock Hotel & Casino Las Vegas was owned by HRH Holdings during the period from February 2, 2007 to February 28, 2011. Prior to such period the Hard Rock Hotel & Casino Las Vegas was owned by HRHI.

The selected historical income statement data of HRHI have been derived from the audited financial statements of HRHI not included herein. The selected financial data of HRH Holdings has been derived from the historical financial statements of HRH Holdings. The selected historical income statement data of the Company for the period from March 1, 2011 to December 31, 2011 have been derived from the audited consolidated financial statements of the Company.

In the opinion of management, the audited information set forth below contains all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial data at the relevant date and the operating data for the relevant periods. Historical results are not necessarily indicative of the results of operations to be expected for future periods. The selected financial and operating data set forth below should be read in conjunction with the Company’s and HRH Holdings’ consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	HRHI(1)	HRH Holdings (1)								Company(1)
	Period From Jan 1, 2007 to Feb 1, 2007	Period From Feb 2, 2007 to Dec 31, 2007	Year Ended						Period from Jan 1, 2011 to Feb 28, 2011	Period From Mar 1, 2011 to Dec 31, 2011
			Dec 31, 2008		Dec 31, 2009		Dec 31, 2010
					(in thousands)

STATEMENT OF OPERATIONS DATA:
Net revenues	$13,018	$173,438	$164,345		$161,554		$223,971		$29,257	$164,653
Income (loss) from operations	$(2,938)	$14,364	$(205,607	)(2)	$(132,624	)(3)	$(60,937	)(4)	$(7,451)	$1,527

BALANCE SHEET DATA (as of period end):
Cash and cash equivalents	$11,241	$14,157	$10,148		$12,277		$15,023		$20,191	$16,818
Total assets	$193,368	$942,562	$1,162,954		$1,301,082		$1,237,579		$1,191,539	$680,452
Total debt	$188,429	$793,452	$1,083,813		$1,210,874		$1,305,910		$1,305,910	$608,699
Total Members’ equity (deficit)	$(22,648)	$112,487	$(61,514)		$(64,873)		$(192,514)		$(182,173)	$20,389

(1)	The Company was formed by Brookfield Financial to acquire the Hard Rock Hotel & Casino Las Vegas and certain related assets. HRH Holdings was formed by DLJMBP and Morgans to acquire the Hard Rock Hotel & Casino Las Vegas and certain related assets. The Hard Rock Hotel & Casino Las Vegas was owned by HRH Holdings during the period from February 2, 2007 to February 28, 2011. Prior to such period the Hard Rock Hotel & Casino Las Vegas was owned by HRHI. HRH Holdings effectuated the acquisition of the Hard Rock Hotel & Casino Las Vegas through the merger of a wholly owned subsidiary of HRH Holdings with and into HRHI. The Company acquired the assets comprising the Hard Rock Hotel & Casino Las Vegas business from HRH Holdings pursuant to the Assignment. As a result of the Assignment, the Company, through a subsidiary, obtained the assets comprising the Hard Rock Hotel & Casino Las Vegas business. Commencing March 1, 2011 the gaming operations at the Hard Rock Hotel & Casino Las Vegas have been operated by WG-Harmon pursuant to the Management Agreement.
(2)	HRH Holdings recognized a non-cash impairment charge of approximately $181.3 million related to goodwill and $10.0 million related to certain indefinite-lived intangible assets in the fourth quarter of 2008. The impairment charge represents all of the goodwill recognized at the time of the Assignment and a portion of the value of the Hard Rock license. The impairment charge resulted from factors impacted by current market conditions including: (i) lower market valuation multiples for gaming assets; (ii) higher discount rates resulting from turmoil in the credit and equity markets; and (iii) current cash flow forecasts for HRH Holdings.
(3)	HRH Holdings recognized a non-cash impairment charge of approximately $108.7 million related to the land intended for sale and determined there was no impairment indicated for indefinite-lived intangible assets in the fourth quarter of 2009. The impairment charge resulted from factors impacted by current market conditions.
(4)	HRH Holdings recognized a non-cash impairment charge of approximately $16.2 million related to the adjacent land and determined there was no impairment indicated for indefinite-lived intangible assets in the fourth quarter of 2010. The impairment charge resulted from factors impacted by current market conditions including: (i) lower market valuation multiples for gaming assets; (ii) higher discount rates resulting from turmoil in the credit and equity markets; and (iii) current cash flow forecasts for HRH Holdings.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, AND THE OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

Within this management’s discussion and analysis of financial condition and results of operation for the period from March 1, 2011 to December 31, 2011, references to the “Company,” “we,” “us,” or “our” refer to BREF HR, LLC, and references to “HRH Holdings” for the period from January 1, 2009 to February 28, 2011 refer to Hard Rock Hotel Holdings, LLC.

Substantially all of our current business is comprised of the operation of the Hard Rock Hotel & Casino Las Vegas. For the year ended December 31, 2011, Hard Rock Hotel & Casino Las Vegas’ gross revenues were derived 19.1% from gaming operations, 38.7% from food and beverage, 27.3% from lodging and 14.9% from retail and other sales. Our business strategy is to provide our guests with an energetic and exciting gaming and entertainment environment with the services and amenities of a luxury boutique hotel. Because of the substantial costs incurred during the expansion project, our financial condition, results of operation and liquidity for periods during the project (which was substantially completed in 2009) are not expected to be comparable to our financial condition, results of operation and liquidity for periods before or after completion of the project.

The historical consolidated financial statements of HRH Holdings included herein represent the financial condition, results of operation and liquidity of the Hard Rock Hotel & Casino during the period prior to March 1, 2011. For comparative purposes, a comparison of the results of operations of HRH Holdings for the years ended December 31, 2010 and 2009 is included.

In January 2011, HRH Holdings received a notice of acceleration from its lenders under the Facility, and also from NRFC, the second mezzanine lender pursuant to the Second Mezzanine Loan Agreement, and declaring all unpaid principal and accrued interest immediately due and payable. On February 1, 2011 NRFC commenced an action in the Supreme Court of New York and on February 2, 2011 Brookfield Financial and Mortgage Lender commenced an action in the Supreme Court of New York. Following filing of such actions, subsidiaries of HRH Holdings, the Mortgage Lender, Brookfield Financial, NRFC, Morgans, certain affiliates of DLJMBP, and certain other related parties entered into a Standstill and Forbearance Agreement, dated as of February 6, 2011. Pursuant to such agreement, among other things, until February 28, 2011, the Mortgage Lender, Brookfield Financial and NRFC agreed not to take any action or assert any right or remedy arising with respect to any of the applicable loan documents or the collateral pledged under such loan documents. In addition, pursuant to the Forbearance Agreement, NRFC agreed to withdraw its foreclosure notice, and the parties agreed to jointly request a stay of all action on the pending motions that had been filed by various parties to enjoin such foreclosure proceedings.

The Assignment closed on March 1, 2011. The Assignment provided for, among other things:

•

the transfer by HRH Holdings to an affiliate of Brookfield Financial of 100% of the indirect equity interests in the Hard Rock Hotel & Casino Las Vegas and other related assets, namely HHRH JV Junior Mezz and HRHH Gaming Junior Mezz;

•

release of the non-recourse carve-out guaranties provided by HRH Holdings with respect to the loans made by the Mortgage Lender, Brookfield Financial and NRFC to the direct and indirect owners of the Hard Rock Hotel & Casino Las Vegas; and

•	termination of the Morgans management agreement.

The following discussion and analysis covers periods both prior and subsequent to the Assignment. HRH Holdings’ historical consolidated financial statements included herein for the periods prior to March 1, 2011 represent the financial condition, results of operations and liquidity of HRH Holdings prior to the closing of the Assignment. Our historical consolidated financial statements included herein for the period following the closing of the Assignment represent our financial condition, results of operation and liquidity after the Assignment. As a result of various factors, the financial condition, results of operations and liquidity for the periods beginning on or after March 1, 2011 may not be comparable to the information prior to that date. For comparative purposes, below we have included a comparison of HRH Holdings’ audited results of operations for the year ended December 31, 2010 to the combined audited results of operations for the year ended December 31, 2011, which include periods of operation by HRH Holdings and the Company. While the Company believes that a comparison of the results of operations for this period provides useful information regarding the changes in operating data between the periods, not all of the data is comparable due to the impact that the Assignment has had on the amount of interest expense and depreciation and amortization we incur.

Due to a number of factors affecting consumers, including the continued recovery in global economies, credit markets, and consumer spending, the outlook for the gaming, travel, and entertainment industries both domestically and abroad is optimistic. Based on these circumstances, we believe that we may experience slightly higher hotel occupancy rates as compared to that of prior periods.

Prior to obtaining the necessary gaming approvals, we were prohibited from receiving any revenues of the casino at the Hard Rock Hotel & Casino Las Vegas. As such, we entered into the Casino Lease with LVHR, a licensed third party casino operator, and the Resort Management Agreement with WG-Harmon under which WG-Harmon conducts the gaming and other operations at the casino. The Casino Lease provides for base rent equal to $1.25 million per month. In addition to the base rent, LVHR must pay for certain rent-related costs. See “Business—Agreements Governing the Operation of the Hard Rock Hotel & Casino Las Vegas—Resort Management Agreement.”

The Assignment was accounted for as a business combination in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations.

HRH Holdings and the Company each evaluate our variable interests in accordance with FASB ASC 810-10, (“FASB ASC 810-10 (FIN 46R)”), to determine if they are variable interests in variable interest entities. FASB ASC 810-10 (FIN 46R) previously required certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Prior to early 2008, the gaming operations of HRH Holdings at the Hard Rock casino were operated pursuant to a Casino Sublease entered into by HRH Holdings with Golden HRC, LLC (the “Holdings Casino Operator”), a third party lessee, (as amended on January 9, 2007, the “Holdings Casino Sublease”) which purchased the gaming assets located at the premises with a Gaming Asset Note in an amount equal to approximately $6.8 million (the “Gaming Asset Note”). In addition, where and to the extent that the monthly Casino EBITDAR (as was defined in Holdings Casino Sublease) for the previous month fell below the base rent under Holdings Casino Sublease, the Casino Operator would provide HRH Holdings with the difference between the base rent and the Casino EBITDAR in monthly shortfall notes (“Shortfall Notes”). In contrast, where and to the extent that monthly Casino EBITDAR exceeded the base rent, the Casino Operator would establish a reserve account for excess cash flow, which would be applied toward satisfying certain amounts due under the Shortfall Notes. Once the Casino Operator paid out such amounts as became due under the Shortfall Notes, 75.0% of any surplus fund reserves remaining would be earmarked for repayment of the Gaming Asset Note and a Working Capital Note, according to the terms contained in Holdings Casino Sublease should be similar to the terms in the resort management agreement. In early 2008, HRH Holdings received a license from the Nevada Commission to serve as the operator of the gaming facilities at the Hard Rock, HRH Holdings assumed operation of the gaming facilities and Holdings Casino Sublease was terminated. Upon termination of Holdings Casino Sublease on February 29, 2008, the Casino Operator relinquished all of the gaming assets to HRH Holdings and, in return, HRH Holdings forgave any remaining balance on the Gaming Asset Note. At that time, there were no excess funds remaining in the surplus fund reserve. The Company believes that HRH Holdings determined that it was the primary beneficiary of the gaming operations because HRH Holdings was ultimately responsible for a majority of the operations’ losses and was entitled to a majority of the operations’ residual returns. Therefore, the gaming operations conducted by Holdings Casino Operator were consolidated in HRH Holdings’ financial statements. Similarly, during the period from March 1, 2011 through June 15, 2012, LVHR was the third party operator of all gaming operations at the Hard Rock Hotel & Casino Las Vegas. LVHR became one of our indirect subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas on June 15, 2012.

During the period from March 1, 2011 through June 15, 2012, the Company did not own any interest in LVHR or its affiliated entities, WG-Harmon and Warner Gaming. However, since the Company believes that it is the primary beneficiary of the gaming operations because under current accounting standard ASC 810-10 the Company both has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entities that could potentially be significant to the variable interest entity.

As is customary for companies in the gaming industry, we present average occupancy rate and average daily rate for the Hard Rock Hotel & Casino Las Vegas including rooms provided on a complimentary basis. Operators of hotels in the lodging industry generally may not follow this practice, as they may present average occupancy rate and average daily rate net of rooms provided on a complimentary basis. We calculate (a) average daily rate by dividing total daily lodging revenue by total daily rooms rented and (b) average occupancy rate by dividing total rooms occupied by total number of rooms available. We account for lodging revenue on a daily basis. Rooms provided on a complimentary basis include rooms provided free of charge or at a discount to the rate normally charged to customers as an incentive to use the casino. Complimentary rooms reduce average daily rate for a given period to the extent the provision of such rooms reduces the amount of revenue we would otherwise receive. We do not separately account for the number of occupied rooms that are provided on a complimentary basis, and obtaining such information would require unreasonable effort and expense within the meaning of Rule 12b-21 under the Exchange Act.

The following are key gaming industry-specific measurements we use to evaluate casino revenues. “Table game drop,” “slot machine handle” and “race and sports book write” are used to identify the amount wagered by patrons for a casino table game, slot machine or racing events and sports games, respectively. “Drop” and “Handle” are abbreviations for table game drop and slot machine handle. “Table game hold percentage,” “slot machine hold percentage” and “race and sports book hold percentage” represent the percentage of the total amount wagered by patrons that the casino has won. Such hold percentages are derived by dividing the amount won by the casino by the amount wagered by patrons. Based on historical experience, in the normal course of business we expect table games hold percentage for any period to be within the range of 12% to 16%, slot machine hold percentage for any period to be within the range of 4% to 7% and race and sports book hold percentage to be within the range of 4% to 8%. For the period beginning on March 1, 2011 the Company is beneficiary of rental payments under the Casino Lease, which includes results relating to the sports book and other operations at the Hard Rock Hotel & Casino Las Vegas for which LVHR receives certain rental payments.

Results of Operations

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of net revenues.

	Period from		Year Ended
	Company(1)	HRH Holdings(1)
	Mar 1, 2011 to Dec 31, 2011	Jan 1, 2011 to Feb 28, 2011	Dec 31, 2010	Dec 31, 2009
		(in thousands)
STATEMENT OF OPERATIONS DATA:
REVENUES:
Casino	21.0%	20.4%	26.7%	26.9%
Lodging	29.6	31.5	24.7	21.7
Food and beverage	42.5	42.3	43.2	46.1
Retail	1.6	1.5	2.0	3.1
Other	14.6	15.7	13.9	17.0

Gross revenues	109.3	111.4	110.5	114.9
Less: promotional allowances	(9.3)	(11.4)	(10.5)	(14.9)

Net revenues	100.0	100.0	100.0	100.0

COSTS AND EXPENSES:
Casino	18.0	19.4	21.5	26.3
Lodging	9.9	10.7	8.3	4.5
Food and beverage	22.5	19.6	23.0	23.4
Retail	1.0	0.9	1.3	1.9
Other	8.5	9.8	10.0	13.4
Marketing	3.6	2.9	3.9	3.0
Fee and expense reimbursements—related party	1.0	3.2	4.2	4.4
General and administrative	19.4	21.8	21.3	17.5
Depreciation and amortization	15.1	37.1	24.8	14.3
Loss on disposal of assets	—	—	1.4	0.1
Pre-opening	0.1	—	0.3	6.1
Impairment of land, goodwill and license rights	—	—	7.2	67.3

Total costs and expenses	99.1	125.5	127.2	182.1

(LOSS) INCOME FROM OPERATIONS	0.9	(25.5)	(27.2)	(82.1)
Interest income	—	—	—	0.2
Interest expense, net of capitalized interest	(41.1)	(50.8)	(30.5)	(49.3)
Gain on forgiveness of debt	—	110.9	—	—

	Period from		Year Ended
	Company(1)	HRH Holdings(1)
	Mar 1, 2011 to Dec 31, 2011	Jan 1, 2011 to Feb 28, 2011	Dec 31, 2010	Dec 31, 2009
		(in thousands)
(Loss) income before income tax (benefit) expense	(40.1)	34.7	(57.7)	(131.1)
Income tax (benefit) expense	—	0.5	0.2	—

Net (loss) income	(40.1)	34.2	(57.9)	(131.2)

Interest rate cap fair market value adjustment, net of tax	(0.1)	1.1	0.9	9.2

Comprehensive loss	(40.2%)	35.3%	(57.0%)	(122.0%)

Minor differences may exist due to rounding.

(1)	The Company was formed by Brookfield Financial to acquire the Hard Rock Hotel & Casino Las Vegas and certain related assets. HRH Holdings was formed by DLJMBP and Morgans to acquire the Hard Rock Hotel & Casino Las Vegas and certain related assets. The Hard Rock Hotel & Casino Las Vegas was owned by HRH Holdings during the period from February 2, 2007 to February 28, 2011. The Company acquired the assets comprising the Hard Rock Hotel & Casino Las Vegas business from HRH Holdings pursuant to the Assignment. As a result of the Assignment, the Company, through a subsidiary, obtained the assets comprising the Hard Rock Hotel & Casino Las Vegas business. Commencing on March 1, 2011 and continuing through June 15, 2012 the gaming operations at the Hard Rock Hotel & Casino Las Vegas were operated by WG-Harmon pursuant to the Management Agreement.

The following table presents results of operations data as reported in HRH Holdings’ and Company’s consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires that we separately present HRH Holdings and Company periods’ results. Management believes reviewing the operating results for the twelve months ended December 31, 2011 by combining the results of the HRH Holdings and Company periods is more useful in identifying any trends in, or reaching conclusions regarding, our overall operating performance. Accordingly, the table below presents the non-GAAP combined results for the twelve months ended December 31, 2011, which is also the period we compare when computing percentage change from prior year, as we believe this presentation provides the most meaningful basis for comparison of our results and it is how management reviews operating performance. The combined operating results may not reflect the actual results we would have achieved had the Assignment closed prior to March 1, 2011 and may not be predictive of future results of operations.

	Year Ended	Period From		Year Ended	Change from Year Ended Dec 31, 2010 to Year Ended Dec 31, 2011
	HRH Holdings(1)		Company(1)	Combined
	Dec 31, 2010	Period From Jan 1 to Feb 28, 2011	Period From Mar 1 to Dec 31, 2011	Dec 31, 2011	Change ($)	Change (%)
	(in thousands)
STATEMENT OF OPERATIONS DATA:
REVENUES:
Casino	$59,703	$5,973	$34,641	$40,614	(19,089)	(32.0%)
Lodging	55,405	9,222	48,725	57,947	2,542	4.6
Food and beverage	96,669	12,390	69,908	82,298	(14,371)	(14.9)
Retail	4,452	426	2,588	3,014	(1,438)	(32.3)
Other	31,242	4,591	24,011	28,602	(2,640)	(8.5)

Gross revenues	247,471	32,602	179,873	212,475	(34,996)	(14.1)
Less: promotional allowances	(23,500)	(3,345)	(15,220)	(18,565)	4,935	(21.0)

Net revenues	223,971	29,257	164,653	193,910	(30,061)	(13.4)

COSTS AND EXPENSES:
Casino	48,067	5,666	29,717	35,383	12,684	26.4
Lodging	18,617	3,122	16,321	19,443	(826)	(4.4)
Food and beverage	51,612	5,748	37,005	42,753	8,859	17.2
Retail	2,872	273	1,696	1,969	903	31.4
Other	22,320	2,877	13,930	16,807	5,513	24.7
Marketing	8,656	843	5,867	6,710	1,946	22.5
Fee and expense reimbursements—related party	9,444	932	1,673	2,605	6,839	72.4
General and administrative	47,701	6,389	31,906	38,295	9,406	19.7
Depreciation and amortization	55,575	10,858	24,815	35,673	19,902	35.8
Loss on disposal of assets	3,138	—	50	50	3,088	98.4
Pre-opening	726	—	146	146	580	79.9
Impairment of land	16,180	—	—	—	16,180	100.0

Total costs and expenses	284,908	36,708	163,126	199,834	85,074	29.9

(LOSS) INCOME FROM OPERATIONS	(60,937)	(7,451)	1,527	(5,924)	55,013	90.3

Interest income	38	8	66	74	36	94.7
Interest expense, net of capitalized interest	(68,251)	(14,870)	(67,674)	(82,544)	(14,293)	(20.9)

	Year Ended	Period From		Year Ended	Change from Year Ended Dec 31, 2010 to Year Ended Dec 31, 2011
	HRH Holdings(1)		Company(1)	Combined
	Dec 31, 2010	Period From Jan 1 to Feb 28, 2011	Period From Mar 1 to Dec 31, 2011	Dec 31, 2011	Change ($)	Change (%)
	(in thousands)
Gain on forgiveness of debt	—	32,460	—	32,460	32,460	100.0

Loss before income tax benefit	(129,150)	10,147	(66,081)	(55,934)	(73,216)	56.7
Income tax expense	467	141	—	141	326	69.8

Net income (loss)	(129,617)	10,006	(66,081)	(56,075)	(72,890)	56.2
Other Comprehensive Loss:
Interest rate cap market value adjustment, net of tax	1,976	335	(203)	132	(1,844)	(93.3)

Comprehensive loss	$(127,641)	$10,341	$(66,284)	$(55,943)	$(74,734)	(58.6%)

(1)	The Company was formed by Brookfield Financial to acquire the Hard Rock Hotel & Casino Las Vegas and certain related assets. HRH Holdings was formed by DLJMBP and Morgans to acquire the Hard Rock Hotel & Casino Las Vegas and certain related assets. The Hard Rock Hotel & Casino Las Vegas was owned by HRH Holdings during the period from February 2, 2007 to February 28, 2011. The Company acquired the assets comprising the Hard Rock Hotel & Casino Las Vegas business from HRH Holdings pursuant to the Assignment. As a result of the Assignment, the Company, through a subsidiary, obtained the assets comprising the Hard Rock Hotel & Casino Las Vegas business. Commencing on March 1, 2011 and continuing through June 15, 2012 the gaming operations at the Hard Rock Hotel & Casino Las Vegas were operated by WG-Harmon pursuant to the Management Agreement.

Combined Results of Operations of the Company and HRH Holdings for the Year Ended December 31, 2011 Compared to the Results of Operations for the Year Ended December 31, 2010 of HRH Holdings

In the following discussion references to the year ended December 31, 2011 refer to combining the results of HRH Holdings for the period from January 1, 2011 to February 28, 2011 with the results of the Company for the period from March 1, 2011 to December 31, 2011.

Since March 1, 2011 the Hard Rock Hotel & Casino Las Vegas and related assets have been owned by the Company pursuant to the Assignment thereof from HRH Holdings. The Hard Rock Hotel & Casino Las Vegas was owned by HRH Holdings during the period from February 2, 2007 to February 28, 2011. The following management’s discussion and analysis of financial condition and results of operation includes a summary of the combined periods of ownership of the Hard Rock Hotel & Casino Las Vegas by HRH Holdings and the Company, respectively, during the year ended December 31, 2011.

Net Revenues. Net revenues decreased 13.4% for the year ended December 31, 2011 to $193.9 million compared to $224.0 million for the year ended December 31, 2010. The $30.1 million decrease in net revenues was primarily attributable to a $19.1 million or 32.0% decrease in casino revenue, a $14.4 million or 14.9% decrease in food and beverage revenue, a $1.4 million or 32.3% decrease in retail revenue and a $2.6 million or 8.5% decrease in other revenues. These decreases were offset by a $2.5 million or 4.6% increase in lodging revenue and a $4.9 million or 21.0% decrease in promotional allowances furnished to customers on a complimentary basis. Management believes the overall decrease in net revenue is a result of continued pressures from the soft local economy and an increase in competition on the Strip.

Casino Revenues. Until December 22, 2011, we were prohibited from receiving any revenues of the casino at the Hard Rock Hotel & Casino Las Vegas because we had only obtained the necessary gaming approvals on December 22, 2011. Additionally, revenues relating to the sports book operations accrued to LVHR in accordance with the terms of the Casino Lease. As such, the Company did not directly earn any casino revenues, including any amounts in respect to the sports book, for the period from March 1, 2011 to December 31, 2011. However, the Company has included revenues earned by LVHR during such period in its consolidated financial statements in accordance with applicable guidance relating to variable interest entities. See note 1 to the audited consolidated financial statements of the Company.

For the year ended December 31, 2011, the $19.1 million decrease in casino revenues was primarily due to a $15.6 million or 37.3% decrease in table games revenue. The decrease in table games revenues was due a decrease in table games drop. Management believes the decrease in table games drop was due to increased competition from other hotel/casinos on the Las Vegas strip. Table games drop decreased $66.1 million or 21.4% to $242.4 million. Table games hold percentage decreased 2.7% to 10.8% from 13.6%. The average number of table games in operations decreased to 86 from 110 tables. The net result of these changes in drop and hold percentage was a decrease in win per table game per day to $833 from $1,044, a decrease of $211 or 20.2%. We have historically reported table games hold percentage using the gross method, while casinos on the Las Vegas Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Las Vegas Strip, our net hold percentage for the year ended December 31, 2011 was 13.9% compared to 17.3% for the year ended December 31, 2010. Slot machine revenues decreased $1.4 million to $14.4 million. Slot machine handle decreased $9.2 million from $337.4 million to $328.2 million. Slot machine hold percentage decreased to 4.4% from 4.7%. The number of slot machines in operation decreased to 631 from 744, a decrease of 113 machines or 15.2%. The net result of these changes in handle, hold percentage and average number of slot machines in operation was an increase in net win per slot machine per day to $62.57 from $58.16, an increase of $4.41 or 7.6%. Race and sports book revenue decreased $0.8 million due to the race and sports book operation of the Company being taken over by Cantor G&W (Nevada), L.P. under a lease arrangement. The monthly lease payments are recorded as “Other” revenues. Poker revenue decreased $0.7 million or 54.8% to $0.6 million from $1.3 million as a result of reducing the number tables when the poker lounge was relocated.

Casino Lease. For the period from March 1, 2011 to December 31, 2011 we received a total of $12.5 million from LVHR with respect to the Casino Lease. As noted above, we included revenues earned by LVHR in our consolidated financial statements in accordance with applicable guidance relating to variable interest entities. As a result, the payments from LVHR to the Company under the Casino Lease are eliminated in consolidation.

Lodging Revenues. The $2.5 million increase in lodging revenues to $57.9 million was primarily due to a 2.5% increase in total occupied rooms to 436,976 from 426,400. Average daily rate increased $3.83 to $133.77 or 2.9%. The increase in average daily rate was a result of yielding opportunities from a strong convention base in the first three months of 2011. Hotel occupancy increased to 79.6% from 78.3% between periods. Management believes occupancy increased as a result of group room night growth and shifts in marketing strategies for Transient and Leisure segments. Revenue per available room increased $4.70 to $106.42 from $101.72 or 4.7%.

Food and Beverage Revenues. The $14.4 million decrease in food and beverage revenues was primarily due to a $11.8 million decrease in revenue from Vanity, a $1.3 million decrease in 35 Steaks + Martinis which replaced Rare 120 earlier in 2011, a $1.0 million decrease in LTO, which replaced Ago, a $0.9 million decrease in room service, a $2.5 million decrease in Wasted Space, which closed in 2010 to make room for the new race and sports book, a $0.9 million decrease in Nirvana Pool, a $0.4 million decrease in The Joint, and a $0.2 million decrease in the Midway Bar. These decreases were partially offset by a $0.5 million increase in banquets, a $0.7 million increase in service bars, a $0.6 million increase in Luxe Bar, a $0.7 million increase in The Lounge, a $0.5 million increase in Pink Taco, a $0.7 million increase in Johnny Smalls, a $0.3 million increase in Blitzed which replaced Hells Bells Bar, a $0.4 million increase in Mr. Lucky’s and a $0.2 million increase in Paradise Beach. Management believes that the overall decrease in food and beverage revenues was due to fewer non-hotel guests visiting the resort as a result of having 17 fewer events during the year ended December 31, 2011 as compared to the year ended December 31, 2010, and also a result of additional daylife/nightlife venues within the Las Vegas market.

Retail Revenues. We believe the $1.4 million decrease in retail revenues was due to fewer non-hotel guests visiting the resort for the same reasons as described in the previous paragraph.

Other Revenues. Other revenue decreased $2.6 million primarily due to a decrease in entertainment revenue as a result of having 17 fewer events in 2011 compared to 2010.

Promotional Allowances. Promotional allowances decreased $4.9 million or 21.0% over the prior period for the year ended December 31, 2011. Promotional allowances decreased as a percentage of gross revenues to 8.7% from 9.5% between periods.

Casino Expenses. Casino expenses decreased $12.7 million or 26.4% to $35.4 million. The decrease was primarily due to a $3.5 million decrease in the estimated cost of providing promotional allowances to casino customers, $3.4 million decrease in payroll, a $1.1 million decrease in taxes and licenses, and a $1.6 million decrease in returned markers.

Lodging Expenses. Lodging costs and expenses increased 4.4% or $0.8 million to $19.4 million for the year ended December 31, 2011. Lodging expenses in relation to lodging revenues were consistent with prior year, at 33.6%. During the 2011 fiscal year, there was a $0.3 million increase in payroll and related expenses, a $0.5 million increase in contract services, and a $0.4 million increase in repairs and maintenance expenses and a $1.0 million decrease in allocated promotional allowance costs to casino expense. The overall increase in expenses was due to a higher occupancy rates resulting from strong convention base and group room night growth. These increases were offset by a $0.5 million decrease in contract maintenance expenses, a $0.5 million decrease in laundry expense and a $0.4 million decrease in travel agent commission expense.

Food and Beverage Costs and Expenses. Food and beverage costs and expenses decreased 17.2% or $8.9 million to $42.8 million. Food and beverage expenses in relation to food and beverage revenues decreased to 51.9% from 53.4% in the prior period due primarily to a $3.3 million decrease in cost of sales, a $4.8 million decrease in payroll related expenses, and a $1.0 million decrease in advertising expenses. These decreases were partially offset by a $0.9 million increase in contract services and a $2.3 million decrease in allocated promotional allowance costs to casino expenses.

Retail Costs and Expenses. Retail costs and expenses decreased 31.4% or $0.9 million to $2.0 million. Retail costs and expenses in relation to retail revenues increased to 65.3% from 64.5% in the prior period due to lower revenues and a lack of logo merchandise available. The logo merchandise carries a lower cost compared to the fashion items available in the store.

Other Costs and Expenses. Other costs and expenses decreased 24.7% or $5.5 million over the prior period for the year ended December 31, 2011. Other costs and expenses in relation to other income decreased to 58.8% from 71.4%. This decrease was primarily due to a $4.5 million decrease in concert expense (artist fees) as a result of having 17 fewer concerts, a $0.8 million decrease in payroll related expenses and a $0.2 million decrease in cost of goods sold.

Marketing, General and Administrative. Marketing and general and administrative expenses decreased 20.2% or $11.4 million over the prior period for the year ended December 31, 2011. Marketing, general and administrative expenses in relation to gross revenues decreased to 21.2% from 22.8%. The decrease in these expenses was primarily due to a $2.7 million decrease in payroll, a $6.9 million decrease in non-recurring joint venture costs, a $1.3 million decrease in property taxes, a $0.6 million decrease in property insurance, a $0.3 million decrease in contract services and maintenance, and a $0.6 million decrease in utilities. These decreases were offset by a $0.6 million increase in legal fees, a $0.6 million increase in guest claim expenses, a $0.5 million increase in professional marketing services and contracted facilities maintenance, and $0.5 million increase in gaming license acquisition fees.

Depreciation and Amortization. Depreciation and amortization expense decreased by $19.9 million to $35.7 million for the year ended December 31, 2011 from $55.6 million for the year ended December 31, 2010. The decrease in depreciation and amortization expense is a result of revaluation of the assets at the time of the Assignment.

Interest Expense. Interest expense increased $14.3 million or 20.9% to $82.5 million for the year ended December 31, 2011, compared to $68.2 million for the year ended December 31, 2010. The increase in interest expense is primarily due to debt discount amortization. A total of $17.9 million of interest expense is a result of debt discount amortization under the Amended Facility and Second Mortgage.

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under the Amended Facility has a variable interest rate. We use derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2011, our total outstanding debt was approximately $900.8 million with an amortized book value of $608.7 million.

Income Taxes. Federal income tax expenses of $140,534 have been incurred by HRH Holdings prior to the Assignment in January and February of 2011. The federal income tax expense of $466,735 was incurred by HRH Holdings as of the year ended December 31, 2010. The Company is a limited liability company and, as such, does not pay taxes on an entity level but passes its earnings and losses through to its members. Each member of the Company is individually responsible for reporting income or loss, to the extent required by the federal, state, and local income tax laws and regulations, based upon its respective share of the Company’s income and expense as reported for income tax purposes. No federal income taxes are payable by the Company, and none are provided for in the accompanying financial statements. The Company may however, be subject to certain state and local taxes.

Net Income (Loss). Net loss was $56.1 million compared to net loss of $129.6 million during 2010. The decrease in net loss was primarily due to $32.5 million gain on forgiveness of debt incurred in the year ended December 31, 2011 and $16.2 million impairment of land incurred in the year ended December 31, 2010.

Results of Operations for the Year Ended December 31, 2010 Compared to the Results of Operations for the Year Ended December 31, 2009 for HRH Holdings

Net Revenues. Net revenues increased 38.6% for the year ended December 31, 2010 to $224.0 million compared to $161.6 million for the year ended December 31, 2009. The $62.4 million increase in net revenues was primarily attributable to a $20.3 million or 58.0% increase in lodging revenue, a $16.2 million or 37.2% increase in casino revenue, a $22.1 million or 29.7% increase in food and beverage revenue, a $3.7 million or 13.5% increase in other revenue and a $0.6 million or 2.7% decrease promotional allowances related to items furnished to customers on a complimentary basis. These increases were offset by a $0.6 million or 11.3% decrease in retail revenue. Former management of HRH Holdings believed the overall increase in net revenue is a result of completing the expansion project.

Casino Revenues. The $16.2 million increase in casino revenues was primarily due to a $14.2 million or 51.2% increase in table games revenue and a $2.4 million or 17.6% increase in slot revenue, offset by a $0.2 million or 12.0% decrease in poker revenue and a $0.2 million decrease in race and sports revenue. The increase in table games revenues was due to an increase in table games hold percentage and an increase in table games drop. Former management of HRH Holdings believed that table games drop increased because of an increase in visitation to the casino at the Hard Rock Hotel & Casino Las Vegas, resulting from the completion of the expansion project, an increase in “hosted play” (i.e., players attracted to the Hard Rock Hotel & Casino Las Vegas by casino hosts) and a change in the rules for the use of promotional chips, which allows the promotional chips to be played until lost versus only played for one hand, similar to other properties on the Las Vegas strip. Table games hold percentage increased 260 basis points to 13.6% from 11.0%, which was within the expected range of 12% to 16%. Table games drop increased $57.5 million or 22.9% to $308.5 million from $251.0 million. The average number of table games in operations increased to 110 from 81 tables. The net result of these changes in drop and hold percentage was an increase in win per table game per day to $1,044 from $937, an increase of $107 or 11.4%. HRH Holdings historically reported table games hold percentage using the gross method, while casinos on the Las Vegas Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Las Vegas Strip, HRH Holdings’ net hold percentage for the year ended December 31, 2010 was 17.3% compared to 13.7% for the year ended December 31, 2009. Slot machine revenues increased $2.4 million from $13.4 million to $15.8 million. Slot machine handle increased $16.3 million from $321.1 million to $337.4 million. Slot machine hold percentage increased 50 basis points to 4.7% from 4.2%, which was within the expected range of 4% to 7%. The average number of slot machines in operation increased to 744 from 526, an increase of 218 machines or 41.5%. The net result of these changes in handle, hold percentage and average number of slot machines in operation was a decrease in win per slot machine per day to $58 from $70, a decrease of $12 or 16.9%. Race and sports book revenue decreased $0.2 million due to a decrease in race and sports book write and a decrease in hold percentage. The race and sports book write decreased $1.6 million to $21.4 million in the year ended December 31, 2010 from $23 million in the year ended December 31, 2009. Race and sports book hold percentage decreased 0.5 percentage points to 3.6% from 4.1%, which was less than the expected range of 4% to 8%. Poker revenue decreased $0.2 million from $1.5 million to $1.3 million or 12.0%.

Lodging Revenues. The $20.3 million increase in lodging revenues to $55.4 million was primarily due to a 66.3% increase in total occupied rooms to 426,400 from 256,372. The increase in occupied rooms was a result of completing the expansion project by HRH Holdings. Average daily rate decreased $7 to $128 from $135 or 5.1%. The decrease in average daily rate was a result of the decision by former management of HRH Holdings to strategically lower room prices to maximize occupancy levels and remain competitive within the Las Vegas market. Hotel occupancy decreased to 78% from 88% between periods. Former management of HRH Holdings believed occupancy decreased as a result of the additional available rooms resulting from completing the expansion project coupled with the additional room inventory in the Las Vegas market. The 2010 revenue per available room of $100 was down in comparison to 2009 revenue per available room of $119 or by 15.9%.

Food and Beverage Revenues. The $22.1 million increase in food and beverage revenues was due a $1.6 million increase in Mr. Lucky’s, a $0.6 million increase in Pink Taco, a $1.4 million increase in Rare 120 (currently replaced by 35 Steaks + Martinis), a $3.1 million increase in banquets, a $1.2 million increase in room service, a $0.1 million increase in Juice Bar, $0.4 million increase in Sports Deluxe, a $0.2 million increase in Starbucks (currently replaced by Fuel Express), $0.1 million increase in Helles Belles Bar, a $0.1 million increase in Lobby and Lounge Bars and $9.2 million increase in Vanity over Body English, which closed January 1, 2010. There was also additional revenue of $0.5 million in Espumoso Caffe (currently replaced by Fuel Cafe), $2.2 million in Luxe Bar, $2.8 million in Paradise Beach (formerly known as the Beach Club), $0.7 million in Midway Bar, and $0.9 million in Johnny Smalls, which were outlets that opened as a result of HRH Holdings completing the expansion project and not being in operation during 2009. These increases were offset by a $0.3 million decrease in Ago (Ago was replaced by LTO from 2011 until January 2012 when the space was closed for renovation), a $0.8 million decrease in the Rehab pool, $1.9 million decrease in Wasted Space, which closed in October 2010 to make room for the new race and sports book, a $0.4 million decrease in Center Bar and a $0.1 million decrease in Service Bar. Former management of HRH Holdings believed that the overall increase in food and beverage revenues is a result of additional customer volumes due to the completion of the expansion project by HRH Holdings.

Retail Revenues. HRH Holdings believed the $0.6 million decrease in retail revenues was due in part to continued general market decline in the themed merchandise market segment and the addition of other retail operations in Las Vegas. As a result of the expansion, the Retail store lost 10% of the square footage and roughly 25% of the available merchandising capacity. Former management of HRH Holdings believed that this, coupled with the additional retail tenants at the Hard Rock Hotel & Casino Las Vegas and in Las Vegas and poor market conditions, has caused the retail revenue to decline year over year.

Other Revenues. Other revenue increased $3.7 million primarily due to a $0.5 million increase in sundries revenue, a $0.6 million increase in Reliquary revenue, a $0.2 million increase in Brannon Hair revenue and a $5.6 million increase in other revenue, including tenant rent and sponsorship income. These increases were offset by a $3.2 million decrease in entertainment revenue.

Promotional Allowances. Promotional allowances decreased $0.6 million or 2.7% over the prior period for the year ended December 31, 2010. Promotional allowances decreased as a percentage of total revenues to 9.5% from 13.0% between periods.

Casino Expenses. Casino expenses increased $5.6 million or 13.3% to $48.0 million from $42.4 million. The increase was primarily due to a $1.8 million increase in complimentaries and $0.7 million increase in customer discounts, a $2.4 million increase in payroll and related expenses, a $1.3 million increase in taxes and licenses, a $0.3 million increase in contract services, a $0.2 million increase in travel reimbursement expenses and a $0.3 million increase in miscellaneous operating expenses. These increases were partially offset by a $1.4 million decrease in bad debt expense. HRH Holdings issued credit in the form of “markers” to approved casino customers following investigations of creditworthiness. Non-performance by these parties would result in losses up to the recorded amount of the related receivables. Business or economic conditions or other significant events could also affect the collectability of such receivables. HRH Holdings’ provision and allowance for doubtful accounts are based on estimates by former management of HRH Holdings of the collectability of the receivable balances at each period end. Former management of HRH Holdings’ estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts, especially with regard to significant accounts.

Lodging Expenses. Lodging costs and expenses increased 155.3% or $11.3 million to $18.6 million for the year ended December 31, 2010. Lodging expenses in relation to lodging revenues increased to 33.6% from 20.8% in the prior period due primarily to a $5.9 million increase in payroll and related expenses, a $1.6 million increase in laundry expense, a $0.8 million increase in travel agent commissions, a $0.6 million increase in professional and contract services, a $0.4 million increase in credit card commissions, a $1.1 million increase in contract maintenance and a $0.9 million increase in miscellaneous expenses. Former management of HRH Holdings believed the increase in lodging expenses was due to completing the expansion project, which added two additional towers of guest rooms.

Food and Beverage Costs and Expenses. Food and beverage costs and expenses increased 36.5% or $13.8 million to $51.6 million from $37.8 million. Food and beverage expenses in relation to food and beverage revenues increased to 53.4% from 50.7% in the prior period due primarily to a $3.2 million increase in product costs, a $4.5 million increase in payroll and related expenses, a $1.5 million increase in advertising expense, a $1.9 million increase in professional services expense for disc jockeys and special events, a $0.7 million increase in credit card commissions, a $1.4 million increase in management fees and a $0.7 million increase in miscellaneous operating supply expenses. Former management of HRH Holdings believed the increase in food and beverage expenses was due to opening additional outlets in 2010 as a result of HRH Holdings completing the expansion project.

Retail Costs and Expenses. Retail costs and expenses were relatively flat at $2.9 million compared to $3.0 million in the prior period. Retail costs and expenses in relation to retail revenues increased to 64.5% from 60.1% in the prior period due to a decrease in revenues of $0.6 million.

Other Costs and Expenses. Other costs and expenses increased 2.9% or $0.6 million over the prior period for the year ended December 31, 2010. Other costs and expenses in relation to other income decreased to 71.4% from 78.8%. This increase was primarily due to a $1.2 million increase in payroll and related expenses, a $1.1 million increase in expenses as a result of an increase in complimentaries and a $0.3 million increase in product costs, which were offset by a $2.0 million decrease in concert expenses.

Marketing, General and Administrative. Marketing, general and administrative expenses increased 70.1% or $23.2 million over the prior period for the year ended December 31, 2010. Marketing, general and administrative expenses in relation to gross revenues increased to 22.8% from 17.8%. The $23.2 million increase in these expenses was primarily due to a $6.2 million increase in payroll and related expenses, a $1.2 million increase in advertising expenses, a $0.9 million increase in event costs, a $0.5 million increase in professional marketing services and contracted facilities maintenance, a $2.5 million increase in contract maintenance, a $4.0 million increase in utilities, a $2.2 million increase in property taxes, a $0.4 million increase in use taxes, a $1.1 million increase in property insurance, a $1.4 million increase in legal and professional services, $0.9 million increase in judgments and settlements and $1.9 million in miscellaneous and other expenses.

Fees and Expense Reimbursements Related Party. Fees and expense reimbursements—related party expenses increased 34.0% or $2.4 million to $9.4 million from $7.0 million during the prior period. As compensation for its services, prior to the Assignment, Morgans Management received a management fee from HRH Holdings equal to 4% of defined non-gaming revenues including casino rents and all other rental income, a gaming facilities support fee equal to $828,000 per year and a chain service expense reimbursement, which reimbursement was subject to a cap of 1.5% of defined non-gaming revenues and all other income.

Depreciation and Amortization. Depreciation and amortization expense increased by $32.5 million to $55.6 million for the year ended December 31, 2010 from $23.1 million for the year ended December 31, 2009. The increase in depreciation and amortization expense is a result of additional assets being placed into service, as a result of completing the expansion project.

Interest Expense. Interest expense decreased $11.3 million or 14.2% to $68.2 million for the year ended December 31, 2010, compared to $79.5 million for the year ended December 31, 2009. The decrease in interest expense reflects a reduction of $18.1 million in loan cost amortization, as the initial loan costs were fully amortized in February 2010, partially offset by an increase in interest expense of $6.8 million. The deferred financing amortization occurred over the 36-month life of the applicable loans at approximately $1.7 million per month. Payments on the debt under the Facility were based upon LIBOR, plus a spread of 4.25%, subject to adjustment upwards in certain circumstances (i.e., extension of the term of the financing). Payments on the debt under the land acquisition financing were based on 30-day LIBOR, plus a blended spread of 17.9%.

HRH Holdings’ future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under the Facility had a variable interest rate. HRH Holdings used derivative financial instruments, primarily interest rate caps, to manage exposure to interest rate risks related to HRH Holdings’ floating rate debt. HRH Holdings did not use derivatives for trading or speculative purposes and only entered into contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2010, HRH Holdings’ total outstanding debt, including the current portion, was approximately $1.3 billion, all of which was variable rate debt. HRH Holdings had entered into hedge agreements for the Facility that capped LIBOR at 2.5%. These hedge agreements expired February 9, 2011 and at such time HRH Holdings purchased five new interest rate caps. At December 31, 2010, the LIBOR index rate applicable to HRH Holdings was 0.26%, thereby making the caps for the Facility and the land acquisition financing out of the money. Subject to the caps, as of December 31, 2010, an increase in market rates of interest by 0.125% would have increased HRH Holdings’ annual interest expense by $1.5 million, and a decrease in market interest rates by 0.125% would have decreased our annual interest expense by $1.5 million.

Loss on Disposal of Assets. During 2010, HRH Holdings recorded $3.1 million loss on the disposal of assets, which was related to closing Wasted Space in October, which was replaced by the new race and sports book.

Impairment of Land, Goodwill and License Rights. HRH Holdings completed its 2010 annual impairment tests of adjacent land and indefinite-lived intangible assets as of October 31, 2010. The income approach, market approach and cost approach were considered in arriving at a fair value estimate of HRH Holdings’ intangible assets and adjacent land. As a result of this analysis, HRH Holdings recognized a non-cash impairment charge of approximately $16.2 million related to the adjacent land and determined there was no impairment indicated for indefinite-lived intangible assets in the fourth quarter of 2010. The impairment charge resulted from factors impacted by current market conditions including: (i) lower market valuation multiples for gaming assets; (ii) higher discount rates resulting from turmoil in the credit and equity markets; and (iii) current cash flow forecasts. See “Critical Accounting Policies—Impairment of Land, Goodwill, Intangible Assets and Other Long-lived Assets.”

HRH Holdings completed its 2009 annual impairment tests of land intended for sale and indefinite-lived intangible assets as of October 31, 2009. The income approach, market approach and cost approach were considered in arriving at a fair value estimate of HRH Holdings’ intangible assets and land intended for sale. As a result of this analysis, HRH Holdings recognized a non-cash impairment charge of approximately $108.7 million related to the land intended for sale and determined indefinite-lived intangible assets were fairly valued in the fourth quarter of 2009. The impairment charge resulted from factors impacted by current market conditions including: (i) lower market valuation multiples for gaming assets; (ii) higher discount rates resulting from turmoil in the credit and equity markets; and (iii) current cash flow forecasts. See “Critical Accounting Policies—Impairment of Land, Goodwill, Intangible Assets and Other Long-lived Assets.”

Income Taxes. Income tax expense increased $0.5 million to $0.5 million for the year ended December 31, 2010 from income tax expense of $0.0 million for the year ended December 31, 2009. The expense relates to an increase in the deferred tax liability related to indefinite-lived intangible assets, which are amortized for income tax purposes but not for GAAP purposes. Because indefinite-lived intangible assets are not amortized for GAAP purposes, the related deferred tax liabilities will not reverse until some indeterminate future period when the assets become impaired, are disposed of, or, in the case of indefinite-lived intangible assets, begin to reverse if they are reclassified as an amortizing intangible asset. ASC 740 requires the expected timing of future reversals of deferred tax liabilities to be taken into account when evaluating the realizability of deferred tax assets. Therefore, the reversal of deferred tax liabilities related to indefinite-lived intangible assets is not considered a source of future taxable income when assessing the realization of deferred tax assets.

As of December 31, 2010, HRH Holdings had net deferred tax liabilities of $57.3 million. In addition, HRH Holdings established a full valuation allowance on the net deferred tax assets (not including deferred tax liabilities related to land and indefinite life intangibles) because it could not be determined that it is more likely than not that future taxable income will be realized to recognize deferred tax assets.

Other Comprehensive Loss. For the year ended December 31, 2010, the total fair value of derivative instruments that qualify for hedge accounting changed by $2.0 million and is included in other comprehensive loss. Amounts reported in accumulated other comprehensive loss related to derivatives that qualify for hedge accounting will be reclassified to interest expense as interest payments are made on HRH Holdings’ variable-rate debt. HRH Holdings reflected the change in fair value of all hedging instruments in cash flows from operating activities.

Net Income (Loss). Net loss was $129.6 million compared to net loss of $211.9 million during the prior year period. The decrease in net loss was due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had approximately $16.8 million in cash and cash equivalents. As of December 31, 2011, the face amount of our total debt was approximately $900.8 million, which had a carrying value of $608.7 million, and total member’s equity was approximately $20.4 million.

Historical Sources of Liquidity

The Amended Facility. On March 1, 2011, HRH Holdings, the Mortgage Lender, Brookfield, NRFC, the Morgans Parties and certain affiliates of DLJMBP, as well as other interested parties entered into the Settlement Agreement pursuant to which it was agreed that the membership interests of HRHH JV Junior Mezz and HRHH Gaming Junior Mezz were to be transferred to the Company.

As part of the Assignment, the Company assumed the obligations under the Facility and entered into the Amended Facility pursuant to which the land, building and improvements, equipment, fixtures and all personal properties relating to the Hard Rock Hotel & Casino were pledged as security and collateral. As of March 1, 2011, approximately $870.8 million of principal amount was outstanding under the Amended Facility. Also on March 1, 2011, HRHH Hotel/Casino, HRHH Development, HRHH Cafe, HRHH IP and HRHH Gaming entered into the Second Mortgage in the amount of $30.0 million pursuant to which certain land, building and improvements, equipment, fixtures and personal properties were pledged as security and collateral. The Second Mortgage is subordinate in right of payment to the Amended Facility.

On June 15, 2012, LVHR became one of our subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas. On or about the same date that LVHR became one of our subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas, we restructured and converted LVHR from a Nevada corporation to a Nevada limited liability company to be known as LVHR Casino, LLC. Upon consummation of the conversion of LVHR into LVHR Casino, LLC, LVHR Casino, LLC became a mortgage borrower under the Amended Facility and the Second Mortgage.

Equity Contributions. During the year ended December 31, 2010, and two month period ended February 28, 2011, the parties related to DLJMBP and Morgans did not contribute any cash to HRH Holdings. During the ten month period ended December 31, 2011, certain parties related to BREF HR Management and Brookfield Financial contributed $30.0 million in cash as part of the Assignment, which was accounted for as a $17.0 million equity contribution and a $13.0 million Second Mortgage loan, and a $1.6 million cash contribution.

Liquidity Requirements

As of December 31, 2011, we had total current assets of approximately $36.1 million, including approximately $16.8 million in available cash and cash equivalents. Additionally, we had approximately $29.0 million of restricted cash reserves classified as non-current assets. As of December 31, 2011, we had total current liabilities of approximately $30.6 million. As of December 31, 2011, the face amount of our total debt was approximately $900.8 million, which had a carrying value of $608.7 million, and our total member’s equity was approximately $20.4 million. During 2012 and 2013, we expect our liquidity requirements to consist primarily of funds necessary to pay operating expenses associated with our subsidiaries’ hotel and casino operations, interest, payment of principal, fees and expenses under certain of our subsidiaries’ loan agreements (including required deposits into reserve accounts) and capital expenditures associated with the Hard Rock Hotel & Casino Las Vegas.

Our long-term debt is comprised of the Amended Facility and Second Mortgage. Anticipated sources of our liquidity needs during the next 12 months include our subsidiaries’ existing working capital, cash provided by our subsidiaries’ operations and our subsidiaries’ non-restricted cash reserves. For the year ended December 31, 2010, due to the downturn in the Las Vegas economy, our high degree of leverage and seasonality, the operating cash flows of HRH Holdings were not sufficient to fully cover debt service under the Facility. However, HRH Holdings subsidiaries used funds from the reserves they had established under the Facility to meet their liquidity needs. For the year ended December 31, 2010 and for the period January 1, 2011 to February 28, 2011, HRH Holdings incurred cash interest payments, of $41.3 million and $8.2 million, respectively. For the period March 1, 2011 to December 31, 2011, the Company incurred cash interest payment, of $21.4 million. No interest was capitalized during 2010 or 2011 fiscal years. During 2012 and 2013, the Company expects that, as a result of the restructuring of the debt arrangements relating to the Hard Rock Hotel & Casino Las Vegas pursuant to the Amended Facility and Second Mortgage and an improvement in the Las Vegas economy, the operating cash flows of the Company will be sufficient to meet the debt service requirements under the Amended Facility.

The maturity date of the Amended Facility is March 1, 2018 and provides for interest only at LIBOR plus 2.5% with a 1.5% LIBOR floor (total of 4% at December 31, 2011). In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rate of accrual is dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less that the current interest due, the interest shortfall will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest, as PIK interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.

The Amended Facility requires that the Company repay in full all PIK interest issued and outstanding on March 1, 2014, in the event the Company has not made sufficient payments to the lender to provide a specified debt yield, on the terms specified in the Amended Facility.

The outstanding PIK interest as of December 31, 2011 and March 31, 2013 was $8.2 million and $22.5 million, respectively. Currently, using our best estimates based on reasonable and supportable assumptions and projections, we currently believe the Company will not meet the specified debt yield threshold. As of May 29, 2013, we have begun to assess options, including negotiating a waiver of this requirement from the lender, seeking approval from the lender to use cash reserves to satisfy this potential obligation, or attempting to obtain additional borrowings from other sources. If we are unable to restructure our indebtedness, find alternative financing sources on acceptable terms, or obtain approval from the lender to use our cash reserves to satisfy this potential obligation, we risk losing some or all of our property to foreclosure. If prevailing interest rates or other factors at the time of any restructuring of our indebtedness or at the time we obtain borrowings from other sources results in higher interest rates, our interest expense would increase, which would harm our business and results of operations.

The maturity date of the Second Mortgage is March 1, 2018 and provides for an effective interest rate of 15% payable at maturity.

Cash Flows for the Year Ended December 31, 2011 for the Company and HRH Holdings

The following cash flow information presents results of operations data as reported in HRH Holdings’ and the Company’s consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires that we separately present HRH Holdings and the Company periods’ results. Management believes reviewing the operating results for the twelve months ended December 31, 2011 by combining the results of the HRH Holdings and the Company periods is more useful in identifying any trends in, or reaching conclusions regarding, our overall operating performance. Accordingly, the table below presents the non-GAAP combined results for the twelve months ended December 31, 2011, which is also the period we compare when computing percentage change from prior year, as we believe this presentation provides the most meaningful basis for comparison of our results and it is how management reviews operating performance. The combined operating results may not reflect the actual results we would have achieved had the Assignment closed prior to March 1, 2011 and may not be predictive of future results of operations.

Operating Activities. Our operating cash flows primarily consist of our operating income (excluding non-cash charges), interest paid and changes in working capital accounts such as receivables, inventories, prepaid expenses and payables. Net cash provided by operating activities amounted to $1.7 million for the year ended December 31, 2011, compared to $28.0 million net cash used in operating activities for the period ended December 31, 2010. The decrease in net cash used in operating activities was primarily due to an increase in our operating income (excluding depreciation, loss on disposal of assets, and impairment charges) of $15.8 million as a result of improved efficiencies through company-wide cost savings and a decrease in cash paid for interest of $11.7 million.

Investing Activities. Net cash used in investing activities amounted to $14.9 million for the year ended December 31, 2011, compared to $63.0 million net cash used in investing activities for the period ended December 31, 2010. The decrease in net cash used in investing activities primarily results from a decrease in purchases of property and equipment as HRH Holdings completed the expansion project during the period ended June 30, 2010 and a decrease in restricted cash requirements as defined by the certain loan covenants relating to the Assignment.

Financing Activities. Net cash provided by financing activities amounted to $15.0 million for the year ended December 31, 2011, as compared to $93.8 million net cash provided by financing activities for the period ended December 31, 2010. The decrease in net cash provided by financing activities was primarily attributable to $13.0 million of additional borrowings and $17.0 million of equity contributions from our Second Mortgage holder, before $15.2 million of repayments on borrowings by HRH Holdings applicable to the period from January 1, 2011 to February 28, 2011. There were no proceeds from borrowings received during the year ended December 31, 2011, and no additional amounts may be drawn on the Amended Facility or the Second Mortgage.

Cash Flows for the Year Ended December 31, 2010 for HRH Holdings

Operating Activities. Net cash used by operating activities amounted to $28.0 million for the year ended December 31, 2010, compared to $21.2 million for the year ended December 31, 2009. The increase in net cash used in operating activities was primarily due to a decline in interest expense on the junior mezzanine loans and the Facility, as a result of the interest being deferred which compounded and accrued until either certain cash flow covenants had been met by HRH Holdings or the maturity date of such loans.

Investing Activities. Net cash used in investing activities amounted to $63.0 million for the year ended December 31, 2010, compared to $295.2 million for the year ended December 31, 2009. The net cash used in investing activities primarily related to the construction expenses of the expansion project and the change in restricted cash reserve accounts under the Facility. The decrease in net cash used in investing activities primarily resulted from the completion of the expansion project by HRH Holdings, utilizing restricted cash construction reserves for the project and the resulting reduction in the investment in new assets.

Financing Activities. Net cash provided by financing activities amounted to $93.8 million for the year ended December 31, 2010. The net cash provided by financing activities for the year ended December 31, 2010 represented an additional $95.0 million of borrowings under the Facility, offset by a $1.3 million reduction in loan financing costs. The decrease in net cash provided by financing activities primarily resulted from HRH Holdings’ completion of the expansion project and the resulting reduction in construction funding under the Facility.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of December 31, 2011, and assuming that the principal balance on the debt is repaid on the maturity date (amounts in thousands):

		Payments due by
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt	$918,651	$1,000	$—	$34,000	$883,651
Estimated interest payments on long-term debt	275,514	24,225	65,407	82,673	103,209
Capital Leases	2,897	1,727	993	177	—

Total contractual obligations	$1,197,062	$26,952	$66,400	$116,850	$986,860

HRH Holdings made cash interest payments on its long-term debt of $41.3 million for the year ended December 31, 2010, and $8.2 million for the two months ended February 28, 2011. The Company made cash interest payments on its long-term debt of $21.4 million for the period from March 1, 2011 to December 31, 2011.

HRH Holdings paid or accrued to Morgans Management amounts in respect of the base fee, a gaming facilities support fee and chain service expense reimbursement equal to $6.2 million, $0.8 million and $2.4 million, respectively for the year ended December 31, 2010. HRH Holdings also reimbursed Morgans Management approximately $2.4 million for costs it incurred under a Technical Services Agreement that had been entered into with Morgans Management.

Our ability to service our contractual obligations and commitments will be dependent on availability of operating cash and on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

The Amended Facility requires that the Company repay in full all PIK interest issued and outstanding on March 1, 2014, in the event the Company has not made sufficient payments to the lender to provide a specified debt yield, on the terms specified in the Amended Facility. We have excluded the PIK interest payment due on March 1, 2014 from the contractual obligations table above as we are currently assessing options, including negotiating a waiver of this requirement from the lender, seeking approval from the lender to use cash reserves to satisfy this potential obligation, or attempting to obtain additional borrowings from other sources. See further discussion at Note 8, “Debt,” to our consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K.

We are a defendant in various lawsuits relating to routine matters in the normal course of our business. Management provides an accrual for estimated losses that may occur to the extent the loss is probable and estimable. The Company is unable at this time to determine the probability of the outcome of any pending claims or litigation, or range of possible loss, if any, of the individual pending claims or litigation, individually or in the aggregate, will have a material effect on the Company’s financial position, results of operations or liquidity. See “Item 3—Legal Proceedings.”

Capital Expenditures, Interest Expense and Reserve Funds

Certain of our subsidiaries are obligated to maintain reserve funds for capital expenditures at the Hard Rock Hotel & Casino Las Vegas as determined pursuant to the Amended Facility. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. The Amended Facility requires the subsidiaries to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock Hotel & Casino Las Vegas’ gross revenues and requires that the funds be set aside in restricted cash. As of December 31, 2011, the Company had a strategic initiative reserve of $26.5 million, and in addition $2.4 million was available in restricted cash reserves for future capital expenditures in the replacements and refurbishments reserve fund.

Certain of our subsidiaries also have funded a general reserve account and an equity/accrual subaccount, as required under the Amended Facility. In addition, pursuant to the Amended Facility, certain of our subsidiaries are required to maintain up to $8.0 million in reserve for their gaming operations.

Derivative Financial Instruments

We use or may use derivative financial instruments to manage exposure to the interest rate risks related to the variable rate debt under the Amended Facility. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. The fair value of our derivative financial instruments is determined by our management. Such methods incorporate standard market conventions and techniques such as discounted cash flow and option pricing models to determine fair value. We believe these methods of estimating fair value result in general approximation of value, and such value may or may not be realized.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness under the hypothetical derivative method where the cumulative change in fair value of the actual cap is compared to the cumulative change in fair value of a hypothetical cap having terms that exactly match the critical terms of the hedged transaction. For derivatives that do not qualify for hedge accounting or when hedge accounting is discontinued, the changes in fair value of the derivative instrument is recognized directly in earnings.

Off-Balance-Sheet Arrangements

We do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Currently, we have no guarantees, such as performance guarantees, keep-well agreements or indemnities in favor of third parties.

Inflation

Although we cannot accurately determine the precise effect of inflation on our operations, we believe inflation has not had a material effect on the Company and HRH Holdings’ results of operations in the last three years.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies and estimates are those that are both important to the presentation of our financial condition and results of operations and requires our most difficult, complex or subjective judgments and that have the most significant impact on our financial condition and results of operations.

The preparation of our consolidated financial statements in conformity accounting principles generally accepted in the United States (“GAAP”) require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience, information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Impairment of Land and Other Long-lived Assets

We evaluate our land and other long-lived assets in accordance with the application of FASB ASC 350, related to possible impairment of or disposal of long-lived assets. For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist.

Inherent in reviewing the carrying amounts of the above assets is the use of various estimates. First, our management must determine the usage of the asset. Impairment of an asset is more likely to be recognized where and to the extent our management decides that such asset may be disposed of or sold. Assets must be tested at the lowest level for which identifiable cash flows exist. This testing means that some assets must be grouped and our management exercises some discretion in grouping those assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, social and economic climates where we conduct our operations as well as recent operating information and budgets for our business. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our hotel casino.

We believe that no significant events occurred during the year ended December 31, 2011 that would indicate impairment exists.

Impairment of Intangible Assets

We evaluate our intangible assets for possible impairment with application of FASB ASC 360. For indefinite-life intangible assets, we will review the carrying values on an annual basis and between annual dates when indicators exist, in accordance with FASB ASC 360.

Indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for indefinite-lived intangible assets in the fourth quarter of each fiscal year. While certain of the inputs used in our valuation model for assessing the value relative to our indefinite-lived intangible assets potentially constitute Level 2 inputs (observable inputs), we often apply adjustments to the inputs, and, thus, render those inputs as Level 3 (unobservable inputs). As a result, the majority of our inputs used in our valuation model constitute Level 3 inputs. We believe that no significant events occurred during the year ended December 31, 2011 that would indicate impairment exists.

Depreciation and Amortization Expense

Depreciation expense is based on the estimated useful life of our assets. The respective lives of the assets are based on a number of assumptions made by us, including the cost and timing of capital expenditures to maintain and refurbish our hotel casino, as well as specific market and economic conditions. Depreciation and amortization are computed using the straight-line method over the estimated useful lives for financial reporting purposes and accelerated methods for income tax purposes.

While our management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of our subsidiaries’ hotel casino or any of its assets. Substantially all property and equipment is pledged as collateral for long-term debt.

Derivative Instruments and Hedging Activities

We manage risks associated with our current and anticipated future borrowings, such as interest rate risk and its potential impact on our variable rate debt. FASB ASC 815-10, Derivatives and Hedging (prior authoritative literature: SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted) (“FASB ASC 815-10”), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by FASB ASC 815-10, we record all derivatives on our balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness under the hypothetical derivative method where the cumulative change in fair value of the actual cap is compared to the cumulative change in fair value of a hypothetical cap having terms that exactly match the critical terms of the hedged transaction. For derivatives that do not qualify for hedge accounting or when hedge accounting is discontinued, the changes in fair value of the derivative instrument is recognized directly in earnings.

Our objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate caps as part of its cash flow hedging strategy. During the year ended December 31, 2011, both the Company and HRH Holdings used interest rate caps to hedge the variable cash flows associated with existing variable-rate debt.

Derivative instruments and hedging activities require us to make judgments on the nature of our derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported as a component of interest expense in the consolidated statements of operations or as a component of equity on our consolidated balance sheets. While we believe our judgments are reasonable, a change in a derivative’s fair value or effectiveness as a hedge could affect expenses, net income and equity.

Fair Value Measurements

FASB ASC 820-10, Fair Value Measurements and Disclosures (“FASB ASC 820-10”), emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820-10 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). We have applied FASB ASC 820-10 to recognize the liability related to our derivative instruments at fair value to consider the changes in our creditworthiness and the creditworthiness of our counterparties in determining any credit valuation adjustments.

Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly-quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Currently, we use interest rate cap agreements to manage our interest rate risk. The valuation of these derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative instrument. This analysis reflects the contractual terms of the derivative instruments, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of FASB ASC 820-10, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although both HRH Holding and the Company’s derivative instruments contain contractual features enforceable by the derivative counterparties which would require both HRH Holdings and the Company to settle their respective derivative instruments, both HRH Holdings and the Company have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of HRH Holdings’ derivative instruments. As of December 31, 2011 and 2010, the total value of the interest rate caps valued under FASB ASC 820-10 included in other assets was approximately $0, respectively.

Although HRH Holdings determined that the majority of inputs used to value its long-term debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its long-term debt use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2010, HRH Holdings assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our long-term debt and determined that the credit valuation adjustments were not significant to the overall valuation of HRH Holdings’ long-term debt. As a result, HRH Holdings determined that its long-term debt valuations in their entirety were to be classified in Level 2 of the fair value hierarchy. As of December 31, 2010, the total fair value of the long-term debt of HRH Holdings valued under FASB ASC 820-10 did not materially differ from its book value of approximately $1.3 billion.

As of December 31, 2011, the fair value of the Company’s debt was estimated to be $622.9 million. To determine the fair value of our debt the Company has utilized a discounted cash flow model. The Company has determined that our debt valuations are classified in Level 3 of the fair value hierarchy.

Level 3 inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. Level 3 valuation techniques typically include discounted cash flow models, and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

The Assignment

On March 1, 2011, HRH Holdings, the Mortgage Lender, Brookfield Financial, NRFC, the Morgans Parties and certain affiliates of DLJMBP, as well as other interested parties entered into the Settlement Agreement pursuant to which the membership interests of HRHH JV Junior Mezz and HRHH Gaming Junior Mezz were transferred and assigned to the Company. The description of the Settlement Agreement set forth below discusses all of the terms of the Settlement Agreement that are material to the Company’s ongoing business and operations. The transactions contemplated by the Settlement Agreement are referred to as the “Assignment.” For purposes of recording the opening balance sheet on March 1, 2011, we determined the fair value of the Hard Rock trade name, fixed assets, and intangible assets described below.

Valuation of Hard Rock Trade Name

The valuation of the Hard Rock trade name licensing intangible was conducted using certain variations of the income approach. This asset has two components with differing risk characteristics: (i) the use of the licensed Hard Rock brand at the Hard Rock Hotel & Casino Las Vegas; and (ii) the right to enter into future sub-licenses agreements to use the Hard Rock trademarks in connection with hotel/casino operations or casino operations in the Morton Territories.

For component (i), we imputed an estimated arm’s length royalty rate that would be paid for use if its current license was not royalty-free. This estimated royalty rate was selected based on our observations of brand licensing fees in the hospitality industry as well as the actual agreed Isleta and CNE contractual royalty fee structures. The hypothetical royalties saved by the Company are estimated multiplying the estimated rate by projected revenues over a five-year explicit forecast horizon and a growth assumption into perpetuity. The resultant annual royalty savings are then discounted to present value. For component (ii), a direct application of the income approach was employed, based on the present value of the projected future royalty streams using a risk adjusted discount rate.

In addition to the value associated with the Hard Rock trade name licensing intangible described above, we determined that there was in-place contract value associated with the current sub-license agreements with the Isleta and CNE casinos. This value was determined using a direct application of the income approach, based on the present value of the estimated future royalty streams using a risk adjusted discount rate.

The Hard Rock IP Action was filed in late September 2010 and amended in late November 2010. Our valuation of the licensing intangible was conducted during the first quarter of 2011 based on facts and circumstances reasonably known as of March 1, 2011 (the “Assignment Date”). Our belief was in the first quarter of 2011, as it remains today, that this litigation would not have a material adverse effect on the value of the Hard Rock trade name or on our overall financial position.

Valuation of Fixed Assets

Land

Land, both operating and non-operating parcels, was valued under the market approach for Business Combination Accounting. We analyzed recent comparable transactions of vacant land parcels, listings of land parcels in the surrounding areas and held discussions with real estate brokers active in the Las Vegas market. Adjustments to the per acre pricing of comparable transactions were made for such factors as size, location, accessibility, frontage, development potential and market conditions at the time of the sale.

Buildings and improvements, and furniture fixtures and equipment (“FF&E”)

Value indications for buildings and improvements, and FF&E were estimated using almost exclusively cost approach methodologies. Certain minor information technology assets with liquid secondary markets were valued under the market approach. Under the cost approach, the replacement cost of buildings and site improvement assets were first estimated using published construction pricing guides. The replacement costs for FF&E assets were generally computed by inflating recorded original costs by trend factors provided in published pricing guides for specific asset categories. Deductions for physical and functional obsolescence were made from replacement cost based on the age, condition and utilization of the asset class. To the net result, a pro rata adjustment for economic obsolescence was made to all of these asset classes based on income and market approach analyses of the Company’s overall business enterprise. From a reasonably computed enterprise value for the Company, deductions are made for working capital items and intangible assets valued on in-exchange basis, to establish the maximum value that is allocable to fixed asset classes, regardless of the historic level of capital investment made to acquire them.

Lease Related Assets

The Company has active leases with seven third party retailers or food and beverage operators. Based on market conditions at the time of their execution, certain of the leases were considered to be at above-market terms on or about to March 1, 2011 while others were deemed to be at below market terms. The income approach was used to compute the present value of the net, annual above market lease payments over the remaining terms of the subject leases. Other analyses under the cost approach were performed to estimate lease-in-place value, prepaid legal, marketing and commission fees as well as certain tenant improvement not reflected within the FF&E classes. Because they are so interrelated to other fixed asset classes, these preliminary indications were then subject to the economic obsolescence penalty factor noted above to determine values.

Valuation of Intangible Assets

Sponsorship Agreements

HRH Holdings had previously entered into multiple sponsorship agreements with third-parties to strategically align and emphasize the Hard Rock brand at specific venues. We used the income approach to determine values for these sponsorship agreements, with scheduled future monthly payments from these third parties were discounted to their present value equivalents as of March 1, 2011.

Rated Player Relationships

The Company has a customer relationship management system that facilitates the collection of data on its rated “Players.” Players enroll in the Company’s loyalty program, swipe magnetic cards while gambling at the Hard Rock Hotel & Casino Las Vegas, and are rewarded with complimentary lodging, meals, entertainment, and other perks proportionate to their level of gaming spend. While the income approach is often employed to value customer-based intangibles, the Company’s financial performance and high fixed asset base dictated the use of a variation of cost approach to value this asset. Under this method, former management estimated the average cost incurred to solicit and sign-on each new Player in 2010. The cost factor was multiplied by the total number of active Players to estimate the estimate total cost that would hypothetically be incurred to replicate the rated Player database on or about March 1, 2011 to determine values.

Customer Relationships

Guests at the Hard Rock Hotel & Casino Las Vegas, particularly corporate groups, make reservations well in advance of their scheduled visits. These guests have been “pre-sold” as of the valuation date, and do not require future sales or marketing expenses to be induced to come to the Company. The Company’s financial performance and high fixed asset base dictated the use of cost-savings variation of the income approach to value this asset. To apply this approach, we compiled reports of pre-booked room revenue streams to the Company resulting from the reservation backlog from March 1, 2011 through the end of 2012, segregated between “definite” and “tentative” guests. After adjusting for historical probabilities of cancellation, we also estimated a level of casino, food, beverage and other revenue that would likely expected to be generated from the out-of-town guests of the Hard Rock Hotel & Casino Las Vegas. To these total likely revenues stream, we estimated the annual sales, marketing and other related expenses as a percent of revenue to quantify the cost-savings associated with pre-sold guests. Assuming these savings should be recognized at the time of the guest stay, they were discounted back to present value to determine values.

Vanity, Rehab and The Joint Trade Names

The Vanity, Rehab and The Joint trade names are currently in active use at Hard Rock Hotel & Casino Las Vegas and are considered to have material value. The fair values of these trade names were estimated by applying a form of the income approach known as the relief-from-royalty method. The underlying premise of this method is that the fair value of an intangible asset is equal to the future cost savings resulting from its ownership when compared to rent or royalty charges that would otherwise be paid to a third party for its use. Assumptions for these valuation models include: revenue growth projections for each venue through an assumed ten-year remaining economic life for the brands, a hypothetical arm’s-length royalty rate applied to the revenue stream, and an discount rate used to compute the present value of the hypothetical royalties avoided. These discounted royalty savings are then summed to estimate fair value.

Long Term Debt

We used market approach concepts to ascertain whether the interest rates and other terms of the Amended Facility were reflective above or below prevailing market rates. Our estimation of an appropriate market yield rates entailed (i) the assignment of a quasi-rating to the Amended Facility using our understanding of ratings criteria and other key data primarily published by Standard & Poor’s (“S&P”) and other recognized sources (ii) the identification of prevailing market yields for arm’s-length borrowers having similar debt ratings. The quasi-rating assignment relied primarily upon the comparison and correlation of certain key financial metrics of the Company to comparable financial ratios recently observed for S&P rated issuances. Market yields by rating were compiled from the research of both new debt issuances primarily within the hospitality sector and general industrial publicly traded S&P rated bond composite yields.

We used income approach models to determine the fair value of the Amended Facility and the Second Mortgage Facility. Projected debt service requirements were estimated based on contractually agreed interest rates, forward LIBOR index curves and the seven year principal repayment schedule. These debt service amounts were discounted to present value at appropriate market yield rates. The sum of the present value of debt service payments provided an estimate of fair value for the Amended Facility and the Second Mortgage Facility.

Allowance for Uncollectible Receivables

Substantially all of our accounts receivable are unsecured and are due primarily from our subsidiaries’ casino and hotel patrons and convention functions. Financial instruments that potentially subject us to concentrations of credit risk consist principally of casino accounts receivable. We issue credit in the form of “markers” to approved casino customers following investigations of creditworthiness. Non-performance by these parties would result in losses up to the recorded amount of the related receivables. Business or economic conditions or other significant events could also affect the collectability of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce our receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as our management’s experience with collection trends in the casino industry and current economic and business conditions. Our management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables, and the results of collection efforts to date, especially with regard to significant accounts. Change in customer liquidity or financial condition could affect the collectability of that account, resulting in the adjustment upward or downward in the provision for bad debts, with a corresponding impact to our results of operations.

Recently Issued and Adopted Accounting Pronouncements

For discussions of the adoption and potential impacts of recently issued accounting standards, refer to Note 1, “Recently Issued and Adopted Accounting Pronouncements,” to our consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K.

Item 7A	Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under the Amended Facility has a variable interest rate. We use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

As of December 31, 2011, our total outstanding variable rate debt was approximately $870.8 million. The Company has entered into hedge agreements which cap LIBOR at 1.26575%. At December 31, 2011, the LIBOR rate was 0.295% on the total outstanding debt, thereby making our cap out of the money. Due to a LIBOR floor of 1.5% currently in place, the LIBOR rate would have to exceed the LIBOR floor for our interest expense to be affected and any decrease in interest rates would not decrease interest expense. Subject to the cap and the LIBOR floor, as of December 31, 2011, a change in market rates would only have an impact on interest expense for market rates between the LIBOR cap and the LIBOR floor, as at this level the interest rate cap becomes “in the money” and will at that point begin to reduce the Company’s interest expense. Due to the LIBOR floor, a decrease in market interest rates would not decrease our annual interest expense.

Item 8	Financial Statements and Supplementary Data

See the Index to Financial Statements beginning on page 69.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of our Chief Operating Officer, an employee of Warner Gaming, and Chief Financial Officer, an employee of the Company, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Based on that evaluation, management has identified two material weaknesses in our internal controls over financial reporting, which is an integral component of our disclosure controls and procedures, as described below. As a result of those material weaknesses, our current Chief Executive Officer and current Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effectuated by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made in accordance with authorization of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of the Company concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011, because of the material weaknesses in internal controls as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statement will not be prevented, or detected and corrected on a timely basis.

As described in Note 12 to the consolidated financial statements, subsequent to the issuance of the Company’s consolidated financial statements for the interim periods ended June 30, 2011 and September 30, 2011 in its Form 10, the Company identified errors while finalizing the purchase price allocation during the measurement period related to its accounting for the fair value of the identified tangible and intangible assets and liabilities acquired as of March 1, 2011 in the acquisition of the Hard Rock Hotel and Casino Las Vegas. The Company finalized the determination of the fair value of the assets and liabilities acquired as of March 1, 2011 to be approximately $707.5 million and $622.5 million, respectively, and determined that the previously recorded fair value of the assets and liabilities of $894.8 million and $767.2 million, respectively, filed in the Form 10, was in error and resulted in the restatement of the interim periods ended June 30, 2011 and September 30, 2011.

In consideration of the restatement, and based on management’s evaluation under the framework in Internal Control—Integrated Framework, the Company’s management identified a deficiency in the operation of the Company’s internal controls related to the accounting and disclosure for business acquisitions that constituted a material weakness in our internal control over financial reporting. Additionally, management identified a deficiency in the operation of the Company’s internal controls related to the accounting and disclosure for significant and unusual contracts and transactions that constituted a material weakness in our internal controls over financial reporting.

Remediation Plans for Material Weakness in Internal Control over Financial Reporting

The Company believes that it has implemented enhanced internal control procedures to take steps to address the material weaknesses discussed above. The Company has dedicated significant resources to implement enhancements to the Company’s internal control over financial reporting so as to enact measures designed to remediate the material weaknesses described above. These ongoing efforts include appointing a new Chief Financial Officer (who joined us during the third quarter of 2012), and implementing additional controls over accounting policies and procedures during the third quarter of 2012.

Item 9B	Other Information

None.

PART III

Item 10 Directors, Executive Offers and Corporate Governance

The Company does not have a board of directors. The Company is managed by BREF HR Management in compliance with the gaming laws of the State of Nevada. The following table sets forth the name, age and position of each of the members and managers of BREF HR Management and executive officers of the Company:

Name	Age	Position

Andrea Balkan	48	Authorized Representative
Barry S. Blattman	51	Authorized Representative
Theresa Hoyt	50	Authorized Representative
William M. Powell	54	Authorized Representative
Marlo Vandemore	40	Chief Financial Officer

Andrea Balkan. Andrea is a Managing Partner of Brookfield Real Estate Financial Partners, based in New York. She has held several senior management positions at Brookfield and is responsible for the overall management of the activities of the Fund. Andrea has over 25 years of experience in real estate finance and capital markets. Prior to joining Brookfield in 2002, Andrea was a Director at Merrill Lynch in New York in the Investment Banking and Debt Capital Markets groups (1998 to 2002), where she was responsible for conduit and large loan origination business, and before that, a Managing Director at Chase Manhattan Bank where she was a member of the management team that developed Chase Manhattan Bank’s top tier CMBS business. Andrea holds a B.A. from Wesleyan University and successfully completed Chemical Bank’s credit training program in 1987.

Barry S. Blattman. Barry is a Senior Managing Partner of Brookfield Real Estate Financial Partners and is responsible for business development, relationship management and strategic transactions. Prior to joining Brookfield in 2002, Barry held the title of Managing Director at Merrill Lynch with responsibility at different points in time for numerous businesses including the commercial real estate debt group, the Latin American debt capital markets group and the structured finance group. Barry also served as a senior investment banking relationship manager for the office property client group and for financial institutions, specialty finance companies and opportunity funds focused on real estate at Merrill Lynch. Barry holds a B.A. from the University of Michigan and an MBA from New York University.

Theresa Hoyt. Terry is a Senior Vice President of Brookfield Real Estate Financial Partners, based in New York. She has held several senior management positions at Brookfield and is responsible for the structuring, closing and asset management of transactions. Terry has over 22 years of experience in closing real estate transactions, including nine years of experience in real estate finance and capital markets at Merrill Lynch and JP Morgan. Prior to joining Brookfield in 2003, Terry was at Merrill Lynch and was responsible for the closing and securitization of all large loan transactions. Terry holds a B.A. from Monmouth University.

William M. Powell. Bill is a Senior Managing Partner of Brookfield Asset Management and currently serves as Brookfield’s Corporate Treasurer and oversees Brookfield’s Australian operations. Prior to joining Brookfield in 2002, Bill has held various senior management positions within the real estate capital markets groups at several investment management firms. Bill has a diverse background as a structured real estate investor having considerable experience in subordinate CMBS, investment grade CMBS, and REIT debt transactions, as well as in privately negotiated structured transactions. Bill holds a B.S. from the University of Richmond and an M.B.A. from the Darden School of the University of Virginia.

Marlo Vandemore. Subsequent to the 2011 fiscal year, Marlo Vandemore joined a subsidiary of the Company as Chief Financial Officer, in August 2012. Prior to joining the Company, Marlo was the Vice President of Finance and Accounting at the Los Angeles Dodgers, where she was responsible for the day-to-day finance operations, including budgeting and monitoring operating results, overseeing all Major League Baseball reporting, preparing long-term strategic operating plans and monitoring the cash flow position. Marlo holds a B.S. in Accounting from the University of Southern California and is a certified public accountant.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to each of the executive officers and employees. The Company has filed a copy of this Code of Ethics as Exhibit 14 to this Form 10-K.

Item 11	Executive Compensation

We were formed by Brookfield Financial on February 11, 2011 in preparation for the closing of the Assignment and certain related assets. The Company is managed by BREF HR Management in compliance with the gaming laws of the State of Nevada. We do not, and do not intend in the future to, compensate the members and managers of BREF HR Management for the management services they provide the Company. All of the members and managers of BREF HR Management are currently directors and/or officers of Brookfield, and their compensation is set and paid by Brookfield.

Marlo Vandemore joined a subsidiary of the Company as Chief Financial Officer subsequent to 2011, and as such did not receive compensation for the year ended 2011.

Item 12	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with regard to the beneficial ownership of our membership interests for (i) each person who owned beneficially more than 5% of our Class A Units (ii) each person who owned beneficially more than 5% of our Class B Units, which comprise our outstanding voting securities, (iii) each of the members and managers of BREF HR Management, (iv) each of the persons determined to be “named executive officers” and (v) all members and managers of BREF HR Management as a group as of the date hereof. Except as otherwise indicated, each such person has sole voting and dispositive power with respect to the membership interests shown as beneficially owned by it.

Name of Beneficial Owner	Percentage Ownership of Class A Units	Percentage Ownership of Class B Units

BREF HR Management, LLC (1) (2)	100%	—
Brookfield Financial, LLC as to its Series B (1) (3)	—	100%
Andrea Balkan (1)	—	—
Barry S. Blattman (1)	—	—
Theresa Hoyt (1)	—	—
William M. Powell (1)	—	—
Marlo Vandemore (4)	—	—
All members and managers of BREF HR Management and executive officers	—	—

(1)	The business address for each of Brookfield Financial, BREF HR Management, Mesdames Balkan and Hoyt and Messrs. Blattman and Powell is Three World Financial Center, 250 Vesey Street, 15th Floor New York, NY 10281.
(2)	Mesdames Balkan and Hoyt and Messrs. Blattman and Powell have dispositive power over the Class A Units held by BREF HR Management.
(3)	The Company does not have a board of directors. The Company is managed by BREF HR Management in compliance with the gaming laws of the State of Nevada. Brookfield Financial will not participate in the management or control of the business of, and will not have any rights or powers with respect to, the Company except that BREF HR Management is be permitted to transfer, assign, convey or otherwise dispose of any assets of the Company only with the written consent of Brookfield Financial. In addition, Brookfield Financial may cause BREF HR Management to resign and forfeit its interest in the Company and admit a new Class A member (subject to the approval of the Nevada Commission). Subject to the approval of the Nevada Commission, all distributions of the Company are made to Brookfield Financial.
(4)	The business address for Marlo Vandemore, an executive officer of a subsidiary, is 4455 Paradise Road, Las Vegas, NV 89169.

Item 13	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

We are an affiliate of Brookfield. While we believe that our ongoing relationship with Brookfield provides us with a strong competitive advantage as well as access to opportunities that would otherwise not be available to us, we operate very differently from an independent, stand-alone entity. In particular, conflicts of interest could arise, among other reasons, because:

•	Brookfield has significant discretion to determine the suitability of opportunities for us and to allocate such opportunities to us or to itself or third parties;

•

there may be circumstances where Brookfield will determine that an acquisition opportunity is not suitable for us because of limits arising due to regulatory or tax considerations or limits on our financial capacity or because of the immaturity of the target assets or the fit with our acquisition strategy and Brookfield is entitled to pursue the acquisition on its own behalf rather than offering us the opportunity to make the acquisition and, as a result, Brookfield may initially or ultimately make the acquisition;

•	where Brookfield has made an acquisition, it may transfer it to us at a later date after the assets have been developed or we have obtained sufficient financing;

•

Brookfield is permitted to pursue other business activities and provide services to third parties that compete directly with our business and activities without providing us with an opportunity to participate, which could result in the allocation of Brookfield’s resources, personnel and acquisition opportunities to others who compete with us; and

•	Brookfield does not owe the Company any fiduciary duties, which may limit our recourse against it.

Until June 15, 2012, LVHR was the third party operator of all gaming operations at the Hard Rock Hotel & Casino Las Vegas. Until June 15, 2012 the Company did not own any interest in LVHR or its affiliated entities, WG-Harmon and Warner Gaming, LLC. However, the Company, through one of its subsidiaries, entered into the Casino Lease with LVHR, pursuant to which it leased the casino premises in exchange for a monthly rent payment. The Casino Lease provided that the Company may terminate the lease upon 30 days prior written notice to LVHR, without payment of any termination fee. In addition, as part of the Casino Lease, the Company was obligated to make available to LVHR a revolving line of credit to be used solely for working capital purposes, specifically to fund any cash flow shortfalls in the casino operations. LVHR became one of our indirect subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas on June 15, 2012. On or about the same date that LVHR became one of our subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas, we restructured and converted LVHR from a Nevada corporation to a Nevada limited liability company known as LVHR Casino, LLC. Upon consummation of the conversion of LVHR into LVHR Casino, LLC: (i) LVHR Casino, LLC became a mortgage borrower under the Amended Facility and the Second Mortgage (as such terms are defined herein); (ii) LVHR Casino, LLC continued to own all of the assets that are used at the Hard Rock Hotel & Casino Las Vegas gaming operations, (which assets LVHR acquired on March 2, 2011); and (iii) the revolving line of credit HRHH Gaming was obligated to make available to LVHR terminated. The Casino Lease that was entered into between LVHR and HRHH Hotel/Casino was amended and restated into the Amended Casino Lease. See further discussion at Note 7, “Agreement with Related Parties,” to our consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K

In addition to the Casino Lease, LVHR and HRHH Gaming, a subsidiary of the Company, entered into the Existing Gaming Assets Acquisition Agreement dated as of March 1, 2011, pursuant to which LVHR acquired all of the then existing casino assets used in the gaming operations at the Hard Rock Hotel & Casino Las Vegas and LVHR entered into a promissory note with HRHH Gaming which is eliminated during consolidation. In addition, upon the exercise of the option to acquire the equity of LVHR, the agreement provides for the forgiveness of any accrued rent owed.

Director Independence

The Company does not have a board of directors. The Company is managed by BREF HR Management. Although the Company and BREF HR Management are not subject to the rules promulgated by the New York Stock Exchange, the Company has used the independence requirements set forth in these rules as a benchmark to determine whether the members and managers of BREF HR Management are independent. None of the members or managers of BREF HR Management meet the independence requirements set forth in the rules promulgated by the New York Stock Exchange because each of its members and managers is also a director and/or officer of another affiliate of Brookfield. However, given that each of our members has direct control over us, we do not believe it is necessary to elect independent directors at this time. The Company does not currently maintain a separately designated audit, compensation or nominating committee.

Item 14	Principal Accountant Fees and Services

Audit Fees

Audit fees and expenses billed to the Company by Deloitte & Touche LLP (“Deloitte”) for the year ended December 31, 2011 for the audit of our consolidated annual financial statements and for the review of the financial statements included in the filed Form 10 Statements totaled approximately $471,710. Audit fees and expenses billed to the Company or HRH Holdings by BDO USA, LLP (“BDO”) for the two months ended February 28, 2011 and the year ended December 31, 2011 for the audit of HRH Holdings financial statements and for reviews of financial statements to be included in HRH Holdings Form 10-Qs totaled approximately $246,148 and $298,033, respectively.

Audit-Related Fees

Audit-related fees and expenses were not billed to the Company by Deloitte for the years ended December 31, 2011 and 2010 for audit related accounting consultations. Audit-related fees and expenses billed the Company or HRH Holdings by BDO for the years ended December 31, 2011 and 2010 for audit related accounting consultations (401(k) plan review and Sarbanes Oxley) totaled approximately $19,974 and $26,491, respectively

Tax Fees

The Company and HRH Holdings were not billed fees or expenses for tax compliance, tax advice and tax planning services by Deloitte or BDO during the years ended December 31, 2011 and 2010.

All Other Fees

The Company and HRH Holdings were not billed by Deloitte or BDO any other fees or expenses during the years ended December 31, 2011 or 2010.

BREF HR Management has adopted a policy requiring pre-approval by our board of all audit services to be provided to the Company by its independent auditors. In accordance with that policy, our management has given its approval for the provision of audit services by Deloitte & Touche LLP for fiscal year 2011. All other services must be specifically pre-approved by our management or by a designated named executive officer who has been delegated the authority to pre-approve the provision of services.

PART IV

Item 15	Exhibits and Financial Statement Schedules

(a) Financial Statements.

An index of Financial Statements is included on page 69 of this Annual Report on Form 10-K

(b) Exhibits

An index of Exhibits are included on page 113 of this Annual Report on Form 10-K

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREF HR, LLC, by its manager, BREF HR Management, LLC

May 29, 2013	By:	/s/ Andrea Balkan
Andrea Balkan
Authorized Representative

Report of Independent Registered Public Accounting Firm

BREF HR Management, LLC, on behalf of

BREF HR, LLC

New York, New York

We have audited the accompanying consolidated balance sheet of BREF HR, LLC (the “Company”) as of December 31, 2011, and the related consolidated statements of operations and comprehensive loss, member’s equity (deficit), and cash flows for the period March 1, 2011 to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of their operations and their cash flows for the period March 1, 2011 to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, recurring losses from operations and the potential obligation to repay all outstanding paid in kind interest at March 1, 2014 raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
May 29, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Members

Hard Rock Hotel Holdings, LLC

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Hard Rock Hotel Holdings, LLC (“Company”) as of December 31, 2010 and the related consolidated statements of operations and comprehensive loss, members’ deficit, and cash flows for the years ended December 31, 2009 and 2010, and the two month period ended February 28, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, on March 1, 2011, the Company’s debt holders foreclosed on substantially all of the Company’s assets.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hard Rock Hotel Holdings, LLC at December 31, 2010, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2010, and the two month period ended February 28, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency, and defaulted on its debt subsequent to year end. On March 1, 2011, the Company’s debt holders foreclosed on substantially all of the Company’s assets. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Las Vegas, Nevada
July 29, 2011

BREF HR, LLC

Consolidated Balance Sheets

	HRH Holdings	Company
	Dec 31, 2010	Dec 31, 2011
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,023	$16,818
Accounts receivable, net	8,777	8,054
Inventories	2,717	2,569
Prepaid expenses	2,694	3,311
Related party receivable	9	759
Restricted cash	24,085	4,632

Total current assets	53,305	36,143
Property and equipment, net of accumulated depreciation and amortization	1,136,451	511,351
Intangible assets, net	45,347	104,000
Restricted cash	—	28,958
Deferred financing costs, net	2,476	—

TOTAL ASSETS	$1,237,579	$680,452

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,342	$3,430
Construction related payables	2,494	235
Related party payables	12,442	—
Accrued expenses	31,787	26,939
Interest payable	11,798	—
Short term deferred tax liability	1,349	—
Current portion of long-term debt	1,305,910	—

Total current liabilities	1,374,122	30,604
Long term liabilities:
Long term deferred tax liability	55,971	—
Long term accrued expenses	—	1,170
Long term interest payable	—	19,590
Long term debt	—	594,897
Long term debt—due to affiliate	—	13,802

Total long-term liabilities	55,971	629,459

Total liabilities	1,430,093	660,063

Commitments and contingencies (Note 9)
Members’ equity (deficit):
Paid-in capital	500,218	86,673
Accumulated other comprehensive loss	(335)	(203)
Accumulated deficit	(692,397)	(66,081)

Total members’ equity (deficit)	(192,514)	20,389

TOTAL LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)	$1,237,579	$680,452

The accompanying notes are an integral part of these consolidated financial statements.

BREF HR, LLC

Consolidated Statements of Operations and Comprehensive (Loss) Income

	HRH Holdings			Company
	Year Ended Dec 31, 2009	Year Ended Dec 31, 2010	Jan 1, 2011 to Feb 28, 2011	Mar 1, 2011 to Dec 31, 2011
	(in thousands)
REVENUES:
Casino	$43,527	$59,703	$5,973	$34,641
Lodging	35,063	55,405	9,222	48,725
Food and beverage	74,555	96,669	12,390	69,908
Retail	5,019	4,452	426	2,588
Other	27,534	31,242	4,591	24,011

Gross revenues	185,698	247,471	32,602	179,873
Less: promotional allowances	(24,144)	(23,500)	(3,345)	(15,220)

Net revenues	161,554	223,971	29,257	164,653

COSTS AND EXPENSES:
Casino	42,421	48,067	5,666	29,717
Lodging	7,293	18,617	3,122	16,321
Food and beverage	37,818	51,612	5,748	37,005
Retail	3,014	2,872	273	1,696
Other	21,686	22,320	2,877	13,930
Marketing	4,830	8,656	843	5,867
Fee and expense reimbursements—related party	7,046	9,444	932	1,673
General and administrative	28,305	47,701	6,389	31,906
Depreciation and amortization	23,062	55,575	10,858	24,815
Loss on disposal of assets	97	3,138	—	50
Pre-opening	9,886	726	—	146
Impairment of land, goodwill and license rights	108,720	16,180	—	—

Total costs and expenses	294,178	284,908	36,708	163,126

(Loss) Income From Operations	(132,624)	(60,937)	(7,451)	1,527
Interest income	329	38	8	66
Interest expense, net of capitalized interest	(79,570)	(68,251)	(14,870)	(67,674)
Gain on forgiveness of debt	—	—	32,460	—

(Loss) income before income tax expense	(211,865)	(129,150)	10,147	(66,081)
Income tax expense	—	467	141	—

Net income (loss)	(211,865)	(129,617)	10,006	(66,081)
OTHER COMPREHENSIVE (LOSS) INCOME:
Interest rate cap fair market value adjustment, net of tax	14,883	1,976	335	(203)

Comprehensive (loss) income	$(196,982)	$(127,641)	$10,341	$(66,284)

The accompanying notes are an integral part of these consolidated financial statements.

BREF HR, LLC

Consolidated Statements of Members’ Equity (Deficit)

	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Members’ Equity (Deficit)
	(in thousands)

Balances at January 1, 2009 (HRH Holdings)	$306,596	$(350,916)	$(17,194)	$(61,514)
Contributions	193,622	—	—	193,622
Net loss	—	(211,865)	—	(211,865)
Interest rate cap fair market value adjustment, net of tax	—	—	14,883	14,883

Balances at December 31, 2009 (HRH Holdings)	500,218	(562,780)	(2,311)	(64,873)
Net loss	—	(129,617)	—	(129,617)
Interest rate cap fair market value adjustment, net of tax	—	—	1,976	1,976

Balances at December 31, 2010 (HRH Holdings)	500,218	(692,397)	(335)	(192,514)
Net income	—	10,006	—	10,006
Interest rate cap fair market value adjustment, net of tax	—	—	335	335

Balances at February 28, 2011 (HRH Holdings)	$500,218	$(682,391)	$—	$(182,173)

Balances at March 1, 2011 (Company)	$—	$—	$—	$—
Issuance of members’ equity	68,046	—	—	68,046
Contributions at closing of the Assignment	17,000	—	—	17,000
Additional paid in capital	1,627	—	—	1,627
Net loss	—	(66,081)	—	(66,081)
Interest rate cap fair market value adjustment, net of tax	—	—	(203)	(203)

Balances at December 31, 2011 (Company)	$86,673	$(66,081)	$(203)	$20,389

The accompanying notes are an integral part of these consolidated financial statements.

BREF HR, LLC

Consolidated Statements of Cash Flows

	HRH Holdings			Company
	Year Ended Dec 31, 2009	Year Ended Dec 31, 2010	Period from Jan 1, 2011 to Feb 28, 2011	Period from March 1, 2011 to Dec 31, 2011
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(211,865)	$(129,617)	$10,006	$(66,081)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	18,221	51,915	10,307	17,042
Gain on forgiveness of debt	—	—	(32,460)	—
Provision for (write off of) doubtful accounts	3,693	(5,169)	5	337
Amortization of loan fees and costs	20,563	2,451	2,200	—
Impairment of land, goodwill and license rights	108,720	16,180	—	—
Amortization of intangibles	4,841	3,660	551	7,773
Amortization of fair value adjustment on debt	—	—	—	17,856
Accrued non-cash interest applied to principal	—	—	—	9,154
Change in value of interest rate caps net of premium amortization included in net loss	14,989	1,976	335	169
Loss on sale of assets	97	3,138	—	50
Deferred income taxes	—	467	141	—
(Increase) decrease in assets:
Accounts receivable	(2,376)	7,651	(1,065)	671
Inventories	(112)	345	508	(360)
Prepaid expenses	(645)	937	33	(506)
Related party receivable	276	(7)	4	(759)
Restricted cash used in operations	—	—	—	15,355
Increase (decrease) in liabilities:
Accounts payable	3,663	(1,612)	66	(4,857)
Related party payable	2,609	6,432	945	—
Other accrued liabilities	17,488	4,013	6,916	801
Accrued interest payable	(1,341)	9,213	5,529	(3,212)
Accrued long term interest payable	—	—	—	19,590

Net cash provided by (used in) operating activities	(21,179)	(28,027)	4,021	13,023

Cash flow from investing activities
Purchases of property and equipment	(399,591)	(55,845)	(137)	(4,839)
Payments on construction related payables	(7,993)	(49,411)	(44)	(347)
Reduction (increase) in restricted cash	112,390	42,264	16,527	(41,387)
Proceeds from sale of operating assets	—	—	—	15

Net cash provided by (used in) investing activities	(295,193)	(62,992)	16,346	(46,558)

	HRH Holdings			Company
	Year Ended Dec 31, 2009	Year Ended Dec 31, 2010	Period from Jan 1, 2011 to Feb 28, 2011	Period from March 1, 2011 to Dec 31, 2011
	(in thousands)
Cash flows from financing activities
Proceeds from borrowings	123,211	95,036	—	13,000
Equity contribution	—	—	—	18,627
Net proceeds from intercompany land acquisition borrowings	3,850	—	—	—
Repayments on borrowings	—	—	(15,199)	(1,093)
Capital investment	193,622	—	—	—
Purchase of interest rate caps	—	—	—	(372)
Financing costs on debt	(2,182)	(1,271)	—	—

Net cash provided by (used in) financing activities	318,501	93,765	(15,199)	30,162

Net increase (decrease) in cash and cash equivalents	2,129	2,746	5,168	(3,373)
Cash and cash equivalents, beginning of period	10,148	12,277	15,023	20,191

Cash and cash equivalents, end of period	$12,277	$15,023	$20,191	$16,818

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of amounts capitalized	$65,752	$41,313	$8,245	$21,399

Supplemental Disclosure Non-Cash Investing and Financing Activities
Capitalized interest	$20,393	$—	$—	$—
Construction Payables	51,905	2,494	2,450	235
Non-cash addition to debt	—	—	—	9,154
Long term debt	—	—	(52,158)	—
Excess land	—	—	22,000	—
Deferred financing cost	—	—	276	—
Accrued interest	—	—	(2,578)	19,590
Gain on forgiveness of debt	—	—	(32,460)	—
Issuance of members’ equity	—	—	—	68,046

The accompanying notes are an integral part of these consolidated financial statements.

BREF HR, LLC

Notes to Audited Consolidated Financial Statements

1.	Company Structure and Significant Accounting Policies

Basis of Presentation and Nature of Business

BREF HR, LLC (the “Company”) is a Delaware limited liability company that was formed on February 11, 2011. The affairs of the Company are governed by a Limited Liability Company Agreement dated as of March 1, 2011 (the “LLC Agreement”).

Unless otherwise specified, the terms the “Company,” “we,” “us” or “our” refer to BREF HR, LLC and its consolidated subsidiaries, or any one or more of them, as the context may require.

The Company was formed by certain affiliates of Brookfield Financial, LLC as to its Series B (“Brookfield Financial”) to acquire the limited liability company interests of HRHH JV Junior Mezz, LLC (“HRHH JV Junior Mezz”) and HRHH Gaming Junior Mezz, LLC (“HRHH Gaming Junior Mezz”), which indirectly own the Hard Rock Hotel & Casino Las Vegas and certain related assets. These assets were acquired pursuant to the assignment from Hard Rock Hotel Holdings, LLC (“HRH Holdings”) in connection with the default by HRH Holdings and its subsidiaries on the real estate financing facility (the “Facility”), and the resulting settlement agreement, as described below. Brookfield Financial is managed by Brookfield Real Estate Financial Partners LLC (together with its affiliates, “Brookfield”).

Hard Rock Hotel Holdings, LLC (“HRH Holdings”), a Delaware limited liability company that was formed on January 16, 2007 by DLJ Merchant Banking Partners (“DLJMB”) and Morgans Hotel Group Co. (“Morgans”) to acquire Hard Rock Hotel, Inc. (“HRH”), a Nevada corporation incorporated on August 30, 1993, and certain related assets. HRHI owned the Hard Rock Hotel & Casino in Las Vegas.

Since March 1, 2011 the Hard Rock Hotel & Casino Las Vegas and related assets have been owned by the Company pursuant to the Assignment thereof from HRH Holdings. The financial information of HRH Holdings as of December 31, 2010 and for the years ended December 31, 2009 and 2010, and the two months ended February 28, 2011, have been included in the financial statements in this Form 10-K of the Company.

The subsidiaries of HRH Holdings and the Company that served as mortgage borrowers under the Facility were HRHH Hotel/Casino, LLC (“HRHH Hotel/Casino”) (owner of the Hard Rock Hotel & Casino Las Vegas), HRHH Development, LLC (“HRHH Development”) (prior owner of the parcel of land adjacent to the Hard Rock Hotel & Casino Las Vegas), HRHH Cafe, LLC (“HRHH Cafe”, owner of the parcel of land on which the Hard Rock Cafe is situated), HRHH IP, LLC (“HRHH IP”, owner of certain intellectual property used in connection with the Hard Rock Hotel & Casino Las Vegas, among other things) and HRHH Gaming, LLC (“HRHH Gaming”), an entity formed by HRH Holdings for the purpose of holding the gaming licenses and conducting gaming operations at the Hard Rock Hotel & Casino Las Vegas.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Certain reclassifications have been made in prior year amounts in Note 6 to our consolidated financial statements to conform to current year.

The Company incurred a pre-tax net loss for the period from March 1, 2011 to December 31, 2011 and the predecessor incurred significant losses during the years December 31, 2008, 2009, 2010 and for the two month period ended February 28, 2011, resulting from the current economic downturn on the Las Vegas market. The

Amended Facility requires that the Company repay in full all “paid in kind” interest (“PIK interest”) issued and outstanding on March 1, 2014, in the event the Company has not made sufficient payments to the lender to provide a specified debt yield, on the terms specified in the Amended Facility.

The outstanding PIK interest as of December 31, 2011 and March 31, 2013 was $8.2 million and $22.5 million, respectively. Currently, using our best estimates based on reasonable and supportable assumptions and projections, we currently believe the Company will not meet the specified debt yield threshold. As of May 29, 2013, we have begun to assess options, including negotiating a waiver of this requirement from the lender, seeking approval from the lender to use cash reserves to satisfy this potential obligation, or attempting to obtain additional borrowings from other sources. The Company’s ability to continue as a going concern depends upon its ability to restructure its indebtedness, obtain alternative financing on acceptable terms, or obtain approval from the lender to use available cash reserves to satisfy this potential obligation. However, there can be no assurance these actions will be successful.

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, including the possibility that the Company lost some or substantially all of its assets to foreclosure or as a result of these uncertainties.

HRH Holdings’ Going Concern Uncertainty

HRH Holdings’ consolidated financial statements have been prepared assuming that HRH Holdings will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. HRH Holdings incurred significant losses and did not generate sufficient cash to fully cover the interest payments on the Facility and used funds from the reserves to meet its liquidity needs. The Facility matured on February 9, 2011 and HRH Holdings did not qualify for the extension option, resulting in a default. As of February 28, 2011, HRH Holdings had a total deficit of approximately $182.2 million. HRH Holdings’ history of recurring losses, negative working capital and limited access to capital, has raised substantial doubt regarding HRH Holdings’ ability to continue as a going concern. Management of HRH Holdings reviewed its options and discussed with the lenders possibly restructuring the debt. However, on March 1, 2011, HRH Holdings, the lenders, as well as other interested parties, entered into the Assignment, which among other things, transferred 100% of the indirect equity interest in the Hard Rock Hotel & Casino, as described above. These factors raised substantial doubt regarding HRH Holdings’ ability to continue as a going concern. The consolidated financial statements of HRH Holdings do not include any adjustments that might result from the outcome of this uncertainty.

The Assignment

On March 1, 2011, HRH Holdings, Vegas HR Private Limited (the “Mortgage Lender”), Brookfield Financial, NRFC WA Holdings, LLC, Morgans Hotel Group Co. (“Morgans” and together with an affiliated entity, the “Morgans Parties”) and certain affiliates of DLJ Merchant Banking Partners (“DLJMBP”), as well as other interested parties entered into the Agreement to Transfer in Lieu of Foreclosure and Settlement Agreement (the “Settlement Agreement”) pursuant to which the membership interests of HRHH JV Junior Mezz and HRHH Gaming Junior Mezz were transferred and assigned to the Company. The transactions contemplated by the Settlement Agreement are referred to as the “Assignment.”

The Assignment provided for, among other things:

•

the transfer by HRH Holdings to an affiliate of Brookfield Financial of 100% of the indirect equity interests in the Hard Rock Hotel & Casino Las Vegas and other related assets, namely HHRH JV Junior Mezz and HRHH Gaming Junior Mezz;

•

release of the non-recourse carve-out guaranties provided by HRH Holdings with respect to the loans made by the Mortgage Lender, Brookfield Financial and NRFC WA Holdings, LLC to the direct and indirect owners of the Hard Rock Hotel & Casino Las Vegas; and

•	termination of the Morgans management agreement.

The Assignment was accounted for as a business combination in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. The Company has finalized its review of the purchase price allocation. As a result of the Assignment and the associated purchase accounting adjustments, the consolidated financial statements of the post-assignment period are not comparable to periods preceding the Assignment. We have recorded and disclosed fair values of the assets and liabilities transferred and assigned at the date of foreclosure. The valuation of the Hard Rock Hotel & Casino Las Vegas assets and liabilities at the date of foreclosure on March 1, 2011 resulted in the recording of property and equipment in the amount of $523.9 million, intangible assets in the amount of $111.8 million, mortgage payable of $583 million at fair value and initial members’ equity of $85 million.

The following table summarizes the net contributions and fair value adjustments of the assets and liabilities acquired at the date of the Assignment (in thousands):

Assets
Current Assets	$71,825
Land, buildings and equipment	523,931
Intangible assets	111,773

Total Assets	$707,529

Liabilities & Members Equity
Current Liabilities	$39,701
Long term debt	582,782

Total liabilities	622,483

Members’ Equity	85,046

Total Liabilities & Member’s Equity	$707,529

Of the estimated $111.8 million of intangible assets, $55 million was assigned to the Hard Rock trademark that is not subject to amortization and $7 million was assigned to future trademark licensing, not subject to amortization. The remaining intangible assets include various in-place contracts of $29 million (10 year estimated useful life), Monster trademark licensing agreement of $2.5 million (4 years estimated useful life), trademarks for various Hard Rock locations of $2.2 million (10 year weighted useful life), rated player relationships estimated at $10 million (10 year estimated useful life), customer contracts at $3 million (1 year estimated useful life), various sponsorship agreements estimated at $1.3 million (2 year estimated useful life) and above and below market leases estimated at net $1.7 million (1-5 year estimated useful life).

In connection with agreements entered into in relation to the Assignment, the Company and specified affiliates are contingently liable to distribute certain excess cash flows to specified former lenders and owners of HRH Holdings. These amounts are payable pursuant to the terms of these agreements only in the event that the existing lenders under the Amended Facility and the Second Mortgage agreements are paid specified values in full. After considering the forecasted future performance of the Hard Rock Hotel & Casino Las Vegas and the cash distribution structure specified in the Amended Facility and the Second Mortgage, the Company has determined that the probability that any amounts will be distributed is remote and therefore no value has been attributed to these commitments.

In addition, Brookfield Financial, as a condition of the Assignment, entered into the Second Mortgage on March 1, 2011 with HRHH Hotel/Casino, HRHH Development, HRHH Cafe, HRHH IP and HRHH in the amount of $30.0 million pursuant to which certain land, building and improvements, equipment, fixtures and personal properties were pledged as security and collateral.

Unaudited Pro Forma Financial Data

The following unaudited pro forma statement of operations for the years ended December 31, 2010 and 2011, give effect to the Assignment as if it occurred on January 1, 2010. The unaudited pro forma statement of operations for the year ended December 31, 2011 includes the actual results of operations for the Company for the period from March 1, 2011 through December 31, 2011 and the pro forma results of operations for HRH Holdings for the period from January 1, 2011 to February 28, 2011 adjusted as described below. The unaudited pro forma consolidated financial statements are not necessarily indicative of the results that would have been reported had such transactions actually occurred on the date specified, nor are they indicative of the Company’s future results of operations or financial condition.

Unaudited Pro Forma Statement of Operations For the Years Ended December 31, 2010 and 2011

	Year Ended Dec 31, 2010	Year Ended Dec 31, 2011
	(in thousands)
Total revenues	$223,971	$193,910
Income before income taxes	(92,694)	(80,566)
Net income	(92,694)	(80,566)

The following is a description of the pro forma adjustments to the statement of operations for the years ended December 31, 2010 and 2011 to give effect to the Assignment as if it occurred on January 1, 2010:

•

Related party expenses were decreased by $7,436,000 and $597,000 for the years ended December 31, 2010 and 2011, respectively. The adjustments reflect the pro forma related party expenses resulting from the change in management company related to the Assignment. The Company pays WG-Harmon a management fee pursuant to the Management Agreement in an amount equal to $37,500 per month. The Company also pays WG-Harmon a management fee pursuant to the Resort Management Agreement in an amount equal to a base fee of $112,500 per month plus an incentive management fee based on the performance of the adjusted EBITDA of the Hard Rock Hotel & Casino Las Vegas. HRH Holdings previously paid Morgans Hotel Group a management fee to operate the Hard Rock Hotel & Casino Las Vegas. This management fee was $9,444,260 for the year ended December 31, 2010 and $931,795 for the period from January 1, 2011 to February 28, 2011.

•

Depreciation and amortization expenses were decreased by approximately $25,797,000 and $5,895,000 for the years ended December 31, 2010 and 2011, respectively. The adjustments reflect the estimated fair value of assets acquired at the date of the Assignment. For estimated fair value of assets at the date of the Assignment refer to summary table included in this Note 1 to our consolidated financial statements on Form 10-K.

•

Impairment charge was decreased by approximately $16,180,000 for the year ended December 31, 2010. HRH Holdings completed its 2010 annual impairment tests of land and indefinite-lived intangible assets as of October 31, 2010. As a result, HRH Holdings recognized a non-cash impairment charge of approximately $16,180,000 for the land of the Hard Rock Hotel & Casino Las Vegas and determined there was no impairment indicated for indefinite lived intangible assets in the fourth quarter of 2010. The impairment was based on the review of comparable sales and the current market conditions which indicated that the lands market value was less than the carrying value. An 11-acre parcel of land was sold prior to the Assignment; all of the other assets relating to the Hard Rock Hotel & Casino Las Vegas were transferred to the Company pursuant to the Assignment.

•

Interest expense was increased by approximately $12,958,000 and decreased by approximately $1,335,000 for the years ended December 31, 2010 and 2011, respectively. The adjustments reflect the pro forma interest expense resulting from the incurrence and retirement of debt related to the Assignment, and the subsequent amortization of fair value adjustment of the Company’s debt.

•

Income tax expense of $467,000 and $141,000 was eliminated for the years ended December 31, 2010 and 2011, respectively, as the Company is a limited liability company and is not subject to tax at the entity level.

•

Gain on forgiveness of debt for approximately $32,460,000 was removed for the year ended December 31, 2011. The gain on forgiveness of debt was a result of HRH Holdings receiving a notice of foreclosure for failure to make the December 2010 payment on debt outstanding of $53.9 million for an 11-acre parcel of land adjacent to the Hard Rock Hotel & Casino Las Vegas. This parcel of land was previously held by HRHH Development Transferee, LLC, which was not one of the entities directly or indirectly acquired by the Company pursuant to the Assignment. The cure period expired in January 2011 when HRHH Development Transferee, LLC executed the Deed In Lieu of Foreclosure and conveyed the land back to the lender in satisfaction of the debt outstanding.

Consolidation of Variable Interest Entity

Until June 15, 2012, LVHR Casino, Inc. (“LVHR”) was the third party operator of all gaming operations at the Hard Rock Hotel & Casino Las Vegas. Until June 15, 2012 the Company did not own any interest in LVHR or its affiliated entities, WG-Harmon, LLC (“WG-Harmon”) and Warner Gaming, LLC. However, the Company, through one of its subsidiaries, entered into a Casino Lease Agreement (“Casino Lease”) with LVHR, pursuant to which it leased the casino premises in exchange for a monthly rent payment. The Casino Lease provided that the Company may terminate the lease upon 30 days prior written notice to LVHR, without payment of any termination fee. In addition, as part of the Casino Lease, the Company was obligated to make available to LVHR a revolving line of credit to be used solely for working capital purposes, specifically to fund any cash flow shortfalls in the casino operations. In addition to the Casino Lease, LVHR and HRHH Gaming, LLC, a subsidiary of the Company, entered into the Existing Gaming Assets Acquisition Agreement dated as of March 1, 2011, pursuant to which LVHR acquired all of the then existing casino assets used in the gaming operations at the Hard Rock Hotel & Casino Las Vegas. In addition, upon the exercise of the option to acquire the equity of LVHR, the agreement provides for the forgiveness of any accrued rent owed. Current consolidation guidance regarding the variable interest model became effective on January 1, 2010. Under this revised qualitative model, the primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the variable interest entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance required us to consolidate LVHR for financial statement purposes, as the Company determined that until June 15, 2012, it was the primary beneficiary of the Casino Lease, giving rise to the variable interest for the following reasons:

•

The Company is obligated to provide a working capital line of credit to fund cash flow shortfalls in casino operations. Upon termination of the Casino Lease or if the Company obtains the approvals and licenses and exercises its option, the working capital line will be absorbed by the Company along with any rent shortfalls under the Casino Lease.

•

The Company has the right to terminate the Casino Lease during the initial term with or without cause and without the payment of any termination fee. In November of 2011, the lease was renewed for a period of up to 60 months.

The effects of the consolidation of LVHR on our financial position are presented in our consolidated balance sheet as of December 31, 2011 as follows:

	The Company Year Ended Dec 31, 2011	LVHR Year Ended Dec 31, 2011	Eliminations	The Company Consolidated Year Ended Dec 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$4,049	$12,769	$—	$16,818
Accounts receivable, net	5,255	2,799	—	8,054
Inventories	2,569	—	—	2,569
Prepaid expenses and other current assets	2,426	885	—	3,311
Related party receivable	33,765	—	(33,006)	759
Restricted cash	4,632	—	—	4,632

Total current assets	52,696	16,453	(33,006)	36,143
Property and equipment, net of accumulated depreciation and amortization	507,412	3,939	—	511,351
Intangible assets, net	95,310	8,690	—	104,000
Restricted cash	28,958	—	—	28,958

TOTAL ASSETS	$684,376	$29,082	(33,006)	$680,452

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$3,142	$288	—	$3,430
Construction related payables	235	—	—	235
Related party payables	—	33,006	(33,006)	—
Accrued expenses	21,415	5,524	—	26,939

Total current liabilities	24,792	38,818	(33,006)	30,604

Long term accrued expenses	1,014	156	—	1,170
Long term interest payable	19,590	—	—	19,590
Long term debt	594,897	—	—	594,897
Long term debt—due to affiliate	13,802	—	—	13,802

Total long-term liabilities	629,303	156	—	629,459

Total liabilities	654,095	38,974	(33,006)	660,063

Members’ equity (deficit):
Paid-in capital	86,673	—	—	86,673
Accumulated other comprehensive (loss) gain	(203)	—	—	(203)
Accumulated earnings (deficit)	(56,189)	(9,892)	—	(66,081)

Total members’ equity	30,281	(9,892)	—	20,389

TOTAL LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)	$684,376	$29,082	$(33,006)	$680,452

The effects of the consolidation of LVHR on our operating results are presented in our statement of operations and comprehensive loss for the ten months ended December 31, 2011 as follows:

	The Company Period From Mar 1, 2011 to Dec 31, 2011	LVHR Period From Mar 1, 2011 to Dec 31, 2011	Eliminations	The Company Consolidated Period From Mar 1, 2011 to Dec 31, 2011

REVENUES:
Casino	$—	$34,641	$—	$34,641
Lodging	48,725	—	—	48,725
Food and beverage	69,908	—	—	69,908
Retail	2,588	—	—	2,588
Other	36,471	—	(12,460)	24,011

Gross revenues	157,692	34,641	(12,460)	179,873
Less: promotional allowances	(15,220)	—	—	(15,220)

Net revenues	142,472	34,641	(12,460)	164,653

COSTS AND EXPENSES:
Casino	—	29,717	—	29,717
Lodging	16,321	—	—	16,321
Food and beverage	37,005	—	—	37,005
Retail	1,696	—	—	1,696
Other	13,930	—	—	13,930
Marketing	5,867	—	—	5,867
Fee and expense reimbursements—related party	1,298	12,835	(12,460)	1,673
General and administrative	31,906	—	—	31,906
Depreciation and amortization	22,834	1,981	—	24,815
Loss on disposal of assets	50	—	—	50
Pre-opening	146	—	—	146

Total costs and expenses	131,053	44,533	(12,460)	163,126

INCOME FROM OPERATIONS	11,419	(9,892)	—	1,527
Interest income	66	—	—	66
Interest expense net of capitalized interest	(67,674)	—	—	(67,674)

Net (loss) income	(56,189)	(9,892)	—	(66,081)
Other Comprehensive Loss:
Interest rate cap fair market value adjustment gain (loss)	(203)	—	—	(203)

Comprehensive (loss) income	$(56,392)	$(9,892)	$—	$(66,284)

Until June 15, 2012, LVHR was the third party operator of all gaming operations at the Hard Rock Hotel & Casino Las Vegas. Until June 15, 2012, we did not own any interest in LVHR or its affiliated entities, WG-Harmon and Warner Gaming. However, since we believe that we were the primary beneficiary of the gaming operations under current accounting standard ASC 810-10 because we both had the power to direct the activities of the variable interest entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. On December 22, 2011, we received a license from the Nevada Gaming Commission (the “Nevada Commission”) to serve as the operator of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas and we were approved to acquire and own the equity securities of LVHR, subject to the registration statement on Form 10 originally filed on October 24, 2011 (the “Registration Statement”) becoming effective. Under Section 12(g)(1) of the Exchange Act, the Registration Statement became effective on December 22, 2011. LVHR became one of our indirect subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas on June 15, 2012. On or about the same date that LVHR became one of our subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas, we restructured and converted LVHR from a Nevada corporation to a Nevada limited liability company known as LVHR Casino, LLC. Upon consummation of the conversion of LVHR into LVHR Casino, LLC: (i) LVHR Casino, LLC became a mortgage borrower under the Amended Facility and the Second Mortgage (as such terms are defined herein); (ii) LVHR Casino, LLC continued to own all of the assets that are used at the Hard Rock Hotel & Casino Las Vegas gaming operations, (which assets LVHR acquired on March 2, 2011); and (iii) the revolving line of credit HRHH Gaming was obligated to make available to LVHR terminated. The Casino Lease that was entered into between LVHR and HRHH Hotel/Casino was amended and restated into the Amended Casino Lease. The terms of the Amended Casino Lease now reflect a lease agreement between related parties, including, a provision for the payment of nominal rent. Additionally, the Management Agreement with WG-Harmon was terminated without payment of any termination fee.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries at December 31, 2011 and for the period from March 1, 2011 through December 31, 2011. For these purposes the subsidiaries of the Company are deemed to include LVHR. Until June 15, 2012, LVHR was the third party operator of all gaming operations at the Hard Rock Hotel & Casino Las Vegas. Until June 15, 2012, the Company did not own any interest in LVHR or its affiliated entities, WG-Harmon and Warner Gaming, LLC. Consolidation guidance regarding the variable interest model became effective on January 1, 2010. Under this new qualitative model, the primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the variable interest entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance required us to consolidate LVHR for financial statement purposes, as the Company determined that until June 15, 2012, it was the primary beneficiary of the Casino Lease. See “Consolidation of Variable Interest Entity” above and Note 13 Subsequent Events.

In addition, the accompanying consolidated financial statements for HRH Holdings include the accounts of HRH Holdings and its subsidiaries at December 31, 2009, December 31, 2010 and for the two months ended February 28, 2011.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and in banks and interest-bearing deposits with maturities at the date of purchase of three months or less. Cash equivalents are carried at cost which approximates market.

Deferred Income

Deferred income consists of sponsorship payments received from various vendors and suppliers. These sponsorship payments are amortized using the straight line method over the life of the agreements. As of December 31, 2011 the Company had $3.2 million in deferred income. As of December 31, 2010, HRH Holdings had $7.6 million in deferred income.

Restricted Cash

Certain of our subsidiaries are obligated to maintain reserve funds for capital expenditures at the Hard Rock Hotel & Casino Las Vegas as determined pursuant to the Facility. These capital expenditures relate primarily to the periodic replacement or refurbishment and equipment. The Facility requires the subsidiaries to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock Hotel & Casino Las Vegas’ gross revenues and requires that the funds be set aside in restricted cash. As of December 31, 2011, the Company had $2.4 million available in restricted cash reserves for future capital expenditures in the replacements and refurbishments reserve fund, $26.5 million in strategic initiative reserves, $1.9 million in tax reserves, $1.2 million in insurance reserves, $1.3 million in development owner controlled insurance policy reserves and $0.2 million in workers’ compensation reserves. HRH Holdings was obligated to maintain reserve funds for property taxes, insurance and capital expenditures at the Hard Rock Hotel & Casino Las Vegas. As of December 31, 2010, HRH Holdings had $11.3 million available in equity accrual sub reserve fund, $3.5 million in restricted cash reserves for future capital expenditures in the replacements and refurbishments reserve funds, $2.4 million in the insurance reserve fund, $2.2 million in the tax reserve fund, $2.6 million in development restricted cash fund and $0.3 million in general reserve fund.

Concentrations of Credit Risk

Substantially all of the Company’s and HRH Holdings’ accounts receivable are unsecured and are due primarily from the Company’s and HRH Holdings’ casino and hotel patrons and convention functions. Non-performance by these parties would result in losses up to the recorded amount of the related receivables. Management does not anticipate significant non-performance and believes that they have adequately provided for uncollectible receivables in the Company’s and HRH Holdings’ allowance for doubtful accounts.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company and HRH Holdings to concentrations of credit risk consist principally of casino accounts receivable. The Company and HRH Holdings issued credit in the form of “markers” to approved casino customers following investigations of creditworthiness. Business or economic conditions or other significant events could affect the collectability of such receivables.

Accounts receivable, including casino and hotel receivables, for the Company and HRH Holdings are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s and HRH Holdings’ receivables to their carrying amount, which approximates fair value. Such allowances are estimated based on specific review of customer accounts as well as management’s experience with collection trends in the casino industry and current economic and business conditions.

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market.

Depreciation and Amortization

Land improvements, buildings and improvements, equipment, furniture and fixtures, and memorabilia are recorded at fair value as of March 1, 2011. Additions are recorded at cost. The Company and HRH Holdings capitalizes interest on funds disbursed during construction. Depreciation and amortization are computed using the straight-line method over the estimated useful lives for financial reporting purposes and accelerated methods for income tax purposes. The Company is a limited liability company and, as such, does not pay taxes on an entity level but passes its earnings and losses through to its members. Estimated useful lives for financial reporting purposes are as follows:

Land improvements	20 years
Building improvements	15 years
Buildings	40 years
Equipment, furniture and fixtures	5 years

Gains or losses arising from dispositions are included in costs and expenses in the accompanying statements of operations. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Substantially all property and equipment is pledged as collateral for long-term debt. For assets to be disposed of the Company recognizes the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. There were no assets to be disposed of as of December 31, 2011. We treat memorabilia as indefinite lived assets and therefore it is non-amortizing.

For the period ended December 31, 2010, land improvements, buildings and improvements, equipment, furniture and fixtures, and memorabilia relating to HRH Holdings were recorded at cost. HRH Holdings capitalized interest on funds disbursed during construction. Depreciation and amortization were computed using the straight-line method over the estimated useful lives for financial reporting purposes and accelerated methods for income tax purposes. Estimated useful lives for financial reporting purposes were as follows:

Land improvements	12-15 years
Building improvements	15 years
Buildings	39-45 years
Equipment, furniture and fixtures	3-10 years
Memorabilia	40 years

Indefinite-lived Intangibles

The Company and HRH Holdings evaluate intangible assets in accordance with the applications of FASB ASC 350, Intangibles—Goodwill and Other, related to goodwill and other intangible assets, and FASB ASC 360, Property, Plant, and Equipment, related to possible impairment of or disposal of long-lived assets. For indefinite-life intangible assets, the Company and HRH Holdings review the carrying values on an annual basis and between annual dates in certain circumstances.

Indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company and HRH Holdings perform an annual impairment test for indefinite-lived intangible assets in the fourth quarter of each fiscal year. While certain of the inputs used in the Company’s and HRH Holdings’ valuation model for assessing the value relative to indefinite-lived intangible assets potentially constitute Level 2 inputs (observable inputs), the Company and HRH Holdings often apply adjustments to the inputs, and, thus, render those inputs as Level 3 (unobservable inputs). As a result, the majority of the Company’s and HRH Holdings’ inputs used in their respective valuation models constitute Level 3 inputs. An annual impairment test of indefinite-lived intangible assets was performed as of December 31, 2011 and the Company believes that no significant events occurred during the ten month period ended December 31, 2011 that would indicate impairment exists.

The impairment test consists of comparing the fair value with its carrying amount, and, if the carrying amount exceeds its fair value, an impairment loss would be recognized for the carrying amount in excess of its implied fair value. The income approach, market approach, and cost approach were considered depending upon the indefinite-lived intangible in arriving at a fair value estimate of the Company’s and HRH Holdings’ intangible assets.

Other Intangible Assets

Intangible assets that have a definite life, such as trade names, in-place contracts and certain non-compete agreements, are amortized on a straight-line basis over their estimated useful lives or related contract. The Company and HRH Holdings each review the carrying value of its intangible assets that have a definite life for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. For assets to be held and used, HRH Holdings and the Company review for impairment whenever indicators of impairment exist. HRH Holdings and the Company then compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. All recognized impairment losses, whether for assets held for sale or assets to be held and used, are recorded as operating expenses.

Inherent in reviewing the carrying amounts of the above assets is the use of various estimates. First, the Company and HRH Holdings must determine the usage of the asset. Impairment of an asset is more likely to be recognized where and to the extent management of the Company or HRH Holdings decides that such asset may be disposed of or sold. Assets must be tested at the lowest level for which identifiable cash flows exist. This testing means that some assets must be grouped and management of the Company and HRH Holdings exercises some discretion in grouping those assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from estimates. If ongoing estimates of future cash flows are not met, the Company or HRH Holdings may have to record additional impairment charges in future accounting periods. Estimates of cash flows for the Company and HRH Holdings are based on the current regulatory, social and economic climates where operations are or were conducted as well as recent operating information and budgets for the Company’ and HRH Holdings’ business. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to the Hard Rock Hotel & Casino Las Vegas.

Impairment of Long-Lived Assets

The Company and HRH Holdings have a significant investment in long-lived property and equipment. The Company and HRH Holdings review the carrying value of property and equipment to be held and used for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future undiscounted cash flows of the asset. If an indicator of impairment exists, the Company and HRH Holdings compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. For assets to be disposed of, the Company and HRH Holding each recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model.

Inherent in reviewing the carrying amounts of the above assets of the Company and HRH Holdings is the use of various estimates. First, the Company’s and HRH Holdings’ management must determine the usage of the asset. Impairment of an asset is more likely to be recognized where and to the extent the Company’s and HRH Holdings’ management decides that such asset may be disposed of or sold. Assets must be tested at the lowest level for which identifiable cash flows exist. This testing means that some assets must be grouped and the Company’s and HRH Holdings’ management exercises some discretion in grouping those assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s and HRH Holdings’ estimates. If its ongoing estimates of future cash flows are not met, the Company and HRH Holdings may have to record additional impairment charges in future accounting periods. The Company’s and HRH Holdings’ estimates of cash flows are based on the current regulatory, social and economic climates where the Company and HRH Holdings conducts its operations as well as recent operating information and budgets for its business. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to the Hard Rock Hotel & Casino Las Vegas.

HRH Holdings completed its impairment test of adjacent land based on comparable sales during December 2010. As a result of this analysis, HRH Holdings recognized a non-cash impairment charge for the year ended December 31, 2010 of approximately $16.2 million related to the adjacent land. No impairments were recorded during the two month period ended February 28, 2011 or ten month period ended December 31, 2011.

Deferred Financing Costs

Deferred financing costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements using the effective interest rate method. For the ten month period ended December 31, 2011, there were no deferred financing costs for the Company. For the periods ending December 31, 2009, December 31, 2010 and two month period ending February 28, 2011, deferred financing costs were $3.7 million, $2.5 million and $0 for HRH Holdings. Amortization of deferred financing costs included in interest expense was $20.6 million, $2.5 million and $2.2 million for the periods ended December 31, 2009, December 31, 2010 and the two month period ended February 28, 2011, respectively for HRH Holdings.

Advertising Costs

The Company and HRH Holdings each expense the costs of all advertising campaigns and promotions as they are incurred. Total advertising expenses (exclusive of amounts related to pre-opening) for the ten month period ended December 31, 2011 amounted to approximately $3.3 million for the Company. Total advertising expenses (exclusive of pre-opening) for the periods ended December 31, 2009, December 31, 2010 and for the two month period ended February 28, 2011 amounted to approximately $1.9 million, $3.1 million and $0.3 million, respectively for the HRH Holdings. These expenses are included in marketing expenses in the accompanying statement of operations.

Income Taxes

The Company is treated as a limited liability company and its default classification for tax purposes is that of a disregarded entity not subject to federal income taxes. Accordingly, the Company makes no provision for federal income taxes in its financial statements. The Company’s federal taxable income or loss, which is different than financial statement income or loss, is reportable by the member. The Company’s members are responsible for reporting their allocable share of the Company’s income, gains, deductions, losses and credits on their individual income tax returns. The Company may however, be subject to certain state and local taxes.

HRH Holdings is a limited liability company and, as such, does not pay taxes on an entity level but passes its earnings and losses through to its members. HRH Holdings does, however, own all of the stock of HRHI, a Sub-Chapter C corporation, which is a tax paying entity. Income taxes of HRH Holdings’ subsidiaries are computed using the subsidiaries effective tax rate. HRH Holdings’ members are responsible for reporting their allocable share of HRH Holdings’ income, gains, deductions, losses and credits on their individual income tax returns. HRH Holdings recorded no income tax expense for the period ended December 31, 2009. HRH Holdings recorded $0.5 million and $0.1 million of income tax expense for the period ended December 31, 2010 and the two month period ended February 28, 2011, respectively.

Revenues

Casino revenues are derived from patrons wagering on table games, slot machines, poker, sporting events and races. Table games generally include Blackjack or Twenty One, Craps, Baccarat and Roulette. Casino revenue is defined as the win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered. Casino revenue is recognized at the end of each gaming day.

Lodging revenues are derived from rooms and suites rented to guests and include related revenues for telephones, movies, etc. Room revenue is recognized at the time the room or service is provided to the guest.

Food and beverage revenues are derived from food and beverage sales in the food outlets of the Hard Rock Hotel & Casino Las Vegas, including restaurants, room service, banquets and nightclub. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest.

Retail and other revenues include retail sales, entertainment revenue, spa income, commissions, estimated income for gaming chips and tokens not expected to be redeemed, fees for licensing the “Hard Rock” brand and other miscellaneous income at the Hard Rock. Retail and other revenues are recognized at the point in time the retail sale occurs, when entertainment and spa services are provided to the guest, when we determine that gaming chips or tokens are not expected to be redeemed or when licensing fees become due and payable.

The Company currently is, and HRH Holdings formerly was, party to a lease with the operator of the Hard Rock Cafe, pursuant to which the Company currently is, and HRH Holdings formerly was, entitled to (a) minimum ground rent in an amount equal to $15,000 per month and (b) additional rent, if any, equal to the amount by which six percent of the annual Gross Income (as defined in the lease) of the operator exceeds the minimum ground rent for the year. The Company received $260,319 in rent from the Hard Rock Cafe, which consisted of $150,000 in base rent and $110,319 in percentage rent for the ten month period ended December 31, 2011. HRH Holdings received $500,000, $300,000 and $50,000 in rent from Hard Rock Cafe, which consisted of $200,000, $200,000 and $30,000 in base rent and $300,000, $100,000 and $20,000 in percentage rent for the periods ended December 31, 2009, December 31, 2010 and two month period ended February 28, 2011, respectively. The current term of the lease expires on June 30, 2015. Under the lease, the operator has one five-year option to extend the lease, so long as it is not in default at the time of the extension.

Complimentaries

Revenues in the accompanying statements of operations include the retail value of rooms, food and beverage, and other complimentaries provided to customers without charge, which are then subtracted as promotional allowances to arrive at net revenues. The estimated costs of providing such complimentaries have been classified as casino operating expenses through interdepartmental allocations as follows (in thousands):

	HRH Holdings			Company
	Year Ended Dec 31, 2009	Year Ended Dec 31, 2010	Jan 1 2011 to Feb 28, 2011	Mar 1, 2011 to Dec 31, 2011

Food and beverage	$7,829	$8,996	$1,220	$5,440
Lodging	2,459	3,196	398	1,860
Other	2,602	1,520	147	890

Total costs allocated to casino operating costs	$12,890	$13,712	$1,765	$8,190

Revenues are recognized net of certain sales incentives in accordance with FASB ASC 605-50, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). FASB ASC 605-50 requires that sales incentives be recorded as a reduction of revenue; consequently, the Company’s casino revenues are reduced by points redeemed for cash through customer loyalty programs, such as the player’s club loyalty program, and amounts of reimbursed airfare and marker discounts. Casino revenues are net of cash incentives earned in the Company’s “Backstage Pass” slot club. There were no incentives for the ten month period ended December 31, 2011 for the Company. Cash incentives were $90,000, $41,000 and $0 for the year ended December 31, 2009, December 31, 2010 and two month period ended February 28, 2011, respectively for HRH Holdings. Casino revenues are also net of $1.3 million reimbursed customer airfare and marker discounts for the ten month period ended December 31, 2011. Reimbursed customer airfare and marker discounts were $2.9 million, $3.8 million and $285,000 for the year ended December 31, 2009, 2010 and the two month period ended February 28, 2011, respectively.

Derivative Instruments and Hedging Activities

FASB ASC 815-10, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by FASB ASC 815-10, the Company and HRH Holdings records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company and HRH Holdings assesses the effectiveness of each hedging relationship under the hypothetical derivative method, which means that the Company and HRH Holdings compares the cumulative change in fair value of the actual derivative to the cumulative change in fair value of a hypothetical derivative having terms that exactly match the critical terms of the hedged transaction. For derivatives that do not qualify for hedge accounting or when hedge accounting is discontinued, the changes in fair value of the derivative instrument are recognized directly in earnings.

The Company’s and HRH Holdings’ objective in using derivative instruments is to add stability to its interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company and HRH Holdings primarily uses interest rate caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate payments in exchange for variable-rate amounts over the life of the agreements without exchange of the underlying principal amount. During the ten months ended December 31, 2011, the Company used interest rate caps to hedge the variable cash flows associated with its existing variable-rate debt.

Effective March 1, 2011, the Company purchased two interest rate cap agreements with an aggregate notional amount of $868.5 million with a LIBOR cap of 1.26575%. The Company purchased the interest rate cap agreements for an amount equal to approximately $0.4 million. These interest rate cap agreements mature on March 1, 2012. The Company has designated these two interest rate caps for hedge accounting as cash flow hedges. The two interest rate caps have been designated as hedges according to FASB ASC 815-10 and, accordingly, the effective portion of the change in fair value of these derivative instruments is recognized in other comprehensive income (loss) in the Company’s consolidated financial statements. Subsequent to December 31, 2011, the Company purchased two interest rate cap agreements with an aggregate notional amount of $871.8 million with a LIBOR cap of 1.24025%. The Company purchased the interest rate cap agreements for an amount equal to approximately $0.2 million. The Company did not designate these two interest rate caps for hedge accounting.

On February 9, 2010, HRH Holdings purchased five interest rate cap agreements with an aggregate notional amount of $1.285 billion with a LIBOR cap of 1.23313%. HRH Holdings purchased the interest rate cap agreements for an amount equal to approximately $1.6 million. These interest rate cap agreements expired on February 9, 2011. HRH Holdings designated four out of the five interest rate caps for hedge accounting as cash flow hedges. The changes in fair value of the remaining one interest rate cap that did not qualify for hedge accounting was recognized directly in earnings.

Four of the derivative instruments had been designated by HRH Holdings as hedges according to FASB ASC 815-10 and, accordingly, the effective portion of the change in fair value of these derivative instruments was recognized in other comprehensive income (loss) in HRH Holdings’ consolidated financial statements.

These derivative instruments expired as of February 28, 2011. The gain or (loss) in fair value included in HRH Holdings’ comprehensive income for February 28, 2011 was $0.3 million, net of premium amortization. Amounts reported in accumulated other comprehensive loss related to derivatives were reclassified to interest expense as interest payments were made on HRH Holdings’ variable-rate debt. HRH Holdings reflected the change in fair value of all hedging instruments in cash flows from operating activities. The net gain or loss recognized in earnings during the reporting period representing the amount of the hedges’ ineffectiveness was insignificant. For the years ended December 31, 2009, December 31, 2010 and for the 2 months period ended February 28, 2011, HRH Holdings expensed $15 million, $3.6 million and $0.3 million to interest expense attributable to the derivatives not designated as hedges according to FASB ASC 815-10, respectively. For the period March 1, 2011 to December 31, 2011, the Company expensed $0.2 million to interest expense attributable to the derivatives not designed as hedges.

Fair Value of Financial Instruments

FASB ASC 820-10, Fair Value Measurements and Disclosures emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820-10 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The Company

The Company has applied FASB ASC 820-10 to recognize the liability related to its derivative instruments at fair value and to consider the changes in the creditworthiness of the Company and its counterparties in determining any credit valuation adjustments. The Company’s Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Currently, the Company uses interest rate caps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of FASB ASC 820-10, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The Company is exposed to credit loss in the event of a non-performance by the counterparties to its interest rate cap agreements; however, the Company believes that this risk is minimized because it monitors the credit ratings of the counterparties to such agreements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. As of December 31, 2011, the Company’s interest rate caps had a fair value of zero.

To determine the fair value of our debt the Company has utilized a discounted cash flow model. The Company has determined that our debt valuations are classified in Level 3 of the fair value hierarchy. Level 3 inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. Level 3 valuation techniques typically include discounted cash flow models, and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. As of December 31, 2011, the fair value of the Company’s debt was estimated to be $622.9 million.

HRH Holdings

HRH Holdings applied FASB ASC 820-10 to recognize the liability related to its derivative instruments at fair value to consider the changes in the creditworthiness of HRH Holdings and its counterparties in determining any credit valuation adjustments. For the period from January 1, 2011 to February 28, 2011, HRH Holdings’ Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that HRH Holdings had the ability to access. Level 2 inputs were inputs other than quoted prices included in Level 1 that were observable for the asset or liability, either directly or indirectly. Level 2 inputs included quoted prices for similar assets and liabilities in active markets, as well as inputs that were observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that were observable at commonly quoted intervals. Level 3 inputs were unobservable inputs for the asset or liability, which was typically based on an entity’s own assumptions, as there was little, if any, related market activity. In instances where the determination of the fair value measurement was based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls was based on the lowest level input that was significant to the fair value measurement in its entirety. HRH Holdings’ assessment of the significance of a particular input to the fair value measurement in its entirety required judgment, and considered factors specific to the asset or liability.

HRH Holdings used interest rate caps to manage its interest rate risk. The valuation of these instruments was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of FASB ASC 820-10, HRH Holdings incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. HRH Holdings was exposed to credit loss in the event of a non-performance by the counterparties to its interest rate cap agreements; however, HRH Holdings believed that this risk was minimized because it monitored the credit ratings of the counterparties to such agreements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, HRH Holdings had considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although HRH Holdings had determined that the majority of the inputs used to value its derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, HRH Holdings had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and had determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, HRH Holdings determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy. As of February 28, 2011, the interest rate caps had all expired.

Although HRH Holdings determined that the majority of the inputs used to value its long-term debt fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its long-term debt utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or its lenders.

Valuation of Consideration Transferred in the Assignment

To estimate the fair value of consideration transferred to the Company in connection with the Assignment, we first estimated the Company’s total business enterprise value, being the sum of the fair values of debt and equity capital (the “BEV”). Total enterprise value reflects the fair value of the existing core operations of the Company, excess land near Hard Rock Hotel & Casino Las Vegas, Pueblo of Isleta and Cherokee Nation Enterprises, LLC casino trademark royalty income, anticipated future net cash flow streams from new venue initiatives of the Company and other anticipated third party licensing opportunities. The BEV of existing core operations of the Company was determined based on a combination of the market approach (25% weight) and income approach (75% weight) while the excess land was valued solely under the market approach and the new initiatives were valued using the income approach.

In constructing an income approach model for the core operations of the Company, we developed a “most likely” case projection of future revenues, expenses, depreciation, and capital expenditures for the years 2011 through 2016. The terminal (or residual) year value calculation using the Gordon Dividend Growth Model was made to capture business value beyond the forecast horizon. Other key inputs include a discount rate range of 3.50% to 4.50% and long term growth ranging from 2.50% to 3.00% for the core business. A discount rate of 35% was used for the new initiatives and intellectual property. Discount rates were chosen to reflect the estimated weighted average cost of capital derived for the Company based in part on certain financial metrics observed for a group of publicly traded guideline companies.

The market approach utilized the observed BEV-to-EBTIDA multiples of a group of publicly traded guideline companies operating in the gaming sector. Multiples were computed and applied to both trailing historical and forward looking EBTIDA parameters. Upward adjustments were made to the observed multiples to reflect the Company’s pass-through tax status and a premise of control. Higher weight was accorded the income approach due to the expectation that several years may transpire before the financial performance of the Company grows to a stabilized level.

Recently Issued and Adopted Accounting Pronouncements

In December 2010, FASB issued Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 affects any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have an effect on its financial position, results of operations or cash flows.

In May 2011, FASB issued an accounting standards update that is intended to align the principles for fair value measurements and the related disclosure requirements under GAAP and IFRS. From a GAAP perspective, the updates are largely clarifications and certain additional disclosures. The changes were originally to be effective for us January 1, 2012. In December 2011, FASB issued updated guidance deferring the effective date indefinitely pending further deliberations by FASB at a future date. This update is not expected to have a material impact on our financial statements.

In June 2011, FASB issued new guidance for the presentation of comprehensive income. The new guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This will make the presentation of items within OCI more prominent. Companies will no longer be allowed to present OCI in the statement of stockholders’ equity. The effective date for this update is for years, and the interim periods within those years, beginning after December 15, 2011. As this is a presentation and disclosure requirement, there will be no impact on our consolidated financial position, results of operations, or cash flows upon adoption.

In September 2011, ASC 350, “Intangibles-Goodwill and Others,” was amended to simplify the assessment of goodwill impairment and became effective for the Company for fiscal years beginning after December 15, 2011. The amended guidance allows the Company to do an initial qualitative assessment of relative events and circumstances to determine if fair value of a reporting unit is more likely than not less than its carrying value, prior to performing the two-step quantitative goodwill impairment test. The Company does not believe the adoption of this amendment will have a material effect on its financial statements.

In July 2012, ASC 350, “Intangibles-Goodwill and Others,” was amended to simplify the assessment of testing the impairment of indefinite-lived intangible assets other than goodwill and will become effective for the Company for fiscal years beginning after September 15, 2012. The amended guidance allows the Company to do an initial qualitative assessment to determine whether it is more likely than not that the fair value of its indefinite-lived intangible assets are less than their carrying amounts prior to performing the quantitative indefinite-lived intangible asset impairment test. The Company does not believe the adoption of this amendment will have a material effect on its financial statements.

2.	Accounts Receivable

Components of accounts receivable, net are as follows (in thousands):

	HRH Holdings	Company
	As of December 31, 2010	As of December 31, 2011

Casino	$3,600	$3,862
Lodging	3,603	3,277
Other	2,165	2,235

	$9,368	$9,374
Less: allowance for doubtful accounts	(591)	(1,320)

Total accounts receivable, net	$8,777	$8,054

Activity in the allowance for doubtful accounts was as follows (in thousands):

		Allowance for Doubtful Accounts

HRH Holdings	Balance at December 31, 2008	$2,066
	Additions—bad debt expense	3,847
	Deductions—write off net of collections	(154)

	Balance at December 31, 2009	$5,759
	Additions—bad debt expense	2,591
	Deductions—write off net of collections	(7,759)

	Balance at December 31, 2010	$591
	Additions—bad debt expense	2,476
	Deductions—write off net of collections	(2,472)

	Balance at February 28, 2011	$595

Company	Balance at March 1, 2011	$—
	Additions—bad debt expense	1,627
	Deductions—write off net of collections	(307)

	Balance at December 31, 2011	$1,320

3.	Inventories

Inventories consist of the following (in thousands):

	HRH Holdings	Company
	As of December 31, 2010	As of December 31, 2011

Food and Beverage	$1,763	$1,892
Retail	864	593
Other inventory and operating supplies	90	84

Total inventories	$2,717	$2,569

4.	Property and Equipment

Property and equipment consists of the following (in thousands):

	HRH Holdings	Company
	As of December 31, 2010	As of December 31, 2011

Land	$335,070	$115,600
Buildings and improvements	640,365	337,314
Furniture, fixtures and equipment	250,875	69,182
Memorabilia	4,956	5,953

Subtotal	1,231,266	528,049
Less: accumulated depreciation and amortization	(95,481)	(17,038)
Construction in Progress	666	340

Total property and equipment, net	$1,136,451	$511,351

Depreciation and amortization relating to property and equipment for the Company was $17.0 million for the ten months ended December 31, 2011. Depreciation and amortization relating to property and equipment for HRH Holdings was $18.2 million, $51.9 million and $10.3 million for the years ended December 31, 2009, December 31, 2010 and the two month period ended February 28, 2011, respectively.

5.	Intangible Assets

Other intangible assets, net activity consists of the following (in thousands):

	Company
Period from March 1 to December 31, 2011	Beginning	Impairment	Amortization	Ending	Remaining Life (Years)

Intangible Assets
Hard Rock Trademark	$55,000	$—	$—	$55,000	Indefinite
Future Trademark Licensing	7,000	—	—	7,000	Indefinite
In-place contracts	29,000	—	(2,417)	26,583	9
Monster TM Licensing	2,537	—	(551)	1,986	3
Customer Relationship	3,000	—	(2,500)	500	0
Sponsorship Agreements	1,300	—	(541)	759	1
Market Leases	1,736	—	(270)	1,466	Varies
“Player” relationships	10,000	—	(1,310)	8,690	9
Other intangible asset	2,200	—	(184)	2,016	9

Total intangibles net of accumulated amortization	$111,773	$—	$(7,773)	$104,000	—

The Hard Rock Trademark and future licensing rights are not subject to amortization as they have an indefinite useful life. The in-place contacts, trade names, Customer Relationships, Sponsorship Agreements and Market Leases are being ratably amortized on a straight-line basis. Player relationships are amortized on an accelerated basis consistent with the expected timing of the Company’s realization of the economic benefits of such relationships.

On October 13, 2009, HRH Holdings executed a license agreement with the Pueblo of Isleta. Pursuant to the Isleta license agreement, the Company sublicenses certain intellectual property, including the “Hard Rock Hotel” and “Hard Rock Casino” trademarks, to Isleta in connection with a hotel and a casino that Isleta opened in Albuquerque, New Mexico. Under the terms of the Isleta license agreement, Isleta has agreed to pay us a certain percentage of its annual gross revenues based on the performance of its Hard Rock Hotel/Casino as well as certain other license fees. On December 24, 2012, Isleta, HRHH IP, LLC and HRHH Hotel/Casino, LLC mutually agreed to the wind down and termination of the Isleta license agreement. It is anticipated that the termination of the Isleta license agreement will occur no later than June 30, 2013. Accordingly, the Company will record an impairment of other licenses of $6.2 million, equal to payments due under the license agreement after June 30, 2013, for the year ended December 31, 2012.

For the period March 1 to December 31, 2011, amortization expense for the above amortizable intangible assets was $7.8 million. The estimated aggregate amortization expense for the above amortizable intangible assets for each of the five succeeding fiscal years ending December 31, 2016 is $6.6 million, $5.6 million, $4.0 million, $3.2 million and $3.2 million, respectively.

	HRH Holdings
	December 31, 2010				February 28, 2011
	Net Intangible Assets	Impairment	Amortization	Net Intangible Assets	Impairment	Amortization	Net Intangible Assets	Remaining Life (Months)
(in thousands)
Intangible Assets
Hard Rock Licensing	$34,833	$—	$—	$34,833	$—	$—	$34,833	Indefinite
Rehab trade name	1,700	—	(240)	1,460	—	(40)	1,420	70
Body English trade name	20	—	(20)	—	—	—	—	—
Pink Taco trade name	292	—	(140)	152	—	(23)	129	10
Love Jones trade name	42	—	(20)	22	—	(3)	19	10
Mr. Lucky’s trade name	250	—	(120)	130	—	(20)	110	10
“Player” relationships	11,870	—	(3,120)	8,750	—	(465)	8,285	58

Total net intangibles	$49,007	$—	$(3,660)	$45,347	$—	$(551)	$44,796

The licensing rights are not subject to amortization as they have an indefinite useful life. The trade name is being ratably amortized on a straight-line basis over a two to five-year period. Player relationships are amortized on an accelerated basis consistent with the expected timing of HRH Holdings’ realization of the economic benefits of such relationships.

For the years ended December 31, 2009 and December 31, 2010, amortization expense for the above amortizable intangible assets was $4.8 million and $3.7 million, respectively.

6.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	HRH Holdings	Company
	As of December 31, 2010	As of December 31, 2011

Deferred income	$7,596	$3,202
Capital leases	6,800	1,727
Advance room, convention and customer deposits	6,033	7,709
Accrued salaries, payroll taxes and other employee benefits	2,836	2,929
Accrued miscellaneous taxes	1,456	1,683
Revenue sharing contract liabilities	2,261	3,075
Other accrued liabilities	4,805	6,614

Total current accrued expenses	31,787	26,939
Long term accrued expenses	—	1,170

Total accrued expenses	$31,787	$28,109

Long term accrued expenses represent long term capital leases.

7.	Agreements with Related Parties

The Company

(i) Engagement of WG-Harmon

On March 1, 2011 LVHR entered into the Management Agreement (Gaming Operations) (the “Management Agreement”) with WG-Harmon, pursuant to which WG-Harmon agreed to manage the gaming operations at the Hard Rock Hotel & Casino Las Vegas for LVHR. The term of the Management Agreement began on March 1, 2011 and terminated on June 15, 2012. During the term of the Management Agreement, LVHR paid to WG-Harmon a base fee in the amount of $37,500 per month. LVHR also reimbursed WG-Harmon for reasonable fees and expenses incurred in connection with the performance of WG-Harmon’s duties under such agreement.

On December 22, 2011, the Company received a license from the Nevada Commission to serve as the operator of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas and we were approved to acquire and own the equity securities of LVHR, subject to the Registration Statement becoming effective. Under Section 12(g)(1) of the Exchange Act, the Registration Statement became effective on December 22, 2011 and the Company became a “publicly traded corporation” on such date. LVHR became one of our indirect subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas on June 15, 2012. On or about the same date that LVHR became one of our subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas, we restructured and converted LVHR from a Nevada corporation to a Nevada limited liability company known as LVHR Casino, LLC. Upon consummation of the restructure and conversion of LVHR: (i) LVHR Casino, LLC became a mortgage borrower under the Amended Facility and the Second Mortgage; (ii) LVHR Casino, LLC continued to own all of the assets that LVHR acquired on March 2, 2011 that are used at the Hard Rock Hotel & Casino Las Vegas gaming operations, and (iii) the revolving line of credit HRHH Gaming was obligated to make available to LVHR terminated. The Management Agreement terminated on June 15, 2012 without payment of any termination fee.

(ii) Management of Non-Gaming Premises

On March 1, 2011 HRHH Hotel/Casino, HRHH Development, HRHH IP, LLC (“HRHH IP”), HRHH Cafe and WG-Harmon entered in a Resort Management Agreement (the “Resort Management Agreement”), pursuant to which WG-Harmon managed the Hard Rock Hotel & Casino Las Vegas, other than the gaming operations and the liquor operations. The term of the Resort Management Agreement began on March 1, 2011 and continued until June 15, 2012, the date upon which LVHR became one of our subsidiaries and we assumed the operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas. During the term of the Resort Management Agreement, HRHH Hotel/Casino, HRHH Development, HRHH IP, and HRHH Cafe paid to WG-Harmon a base fee in the amount of $112,500 per month. In addition to such base fee, the Owner paid WG-Harmon an incentive management fee based on performance of the adjusted EBITDA of the Hard Rock Hotel & Casino Las Vegas as set forth in the Resort Management Agreement.

On June 15, 2012, the Resort Management Agreement was replaced by the Amended and Restated Management Agreement (the “Amended Resort Management Agreement”). On June 15, 2012 HRHH Hotel/Casino, HRHH Development, HRHH IP, HRHH Cafe, LVHR Casino, LLC and WG-Harmon entered into the Amended Resort Management Agreement, pursuant to which WG-Harmon will manage the Hard Rock Hotel & Casino Las Vegas, including the gaming operations and the liquor operations. WG-Harmon is required to use commercially reasonable efforts to operate the Hard Rock Hotel & Casino Las Vegas, and has complete discretion and control in all matters related to the management and operation of the Hard Rock Hotel & Casino Las Vegas. The term of the Amended Resort Management Agreement began on June 15, 2012 and will continue until March 31, 2016. During the term of the Amended Resort Management Agreement, HRHH Hotel/Casino, HRHH IP, HRHH Development, and LVHR Casino, LLC (collectively, the “Owner”) will pay WG-Harmon a base fee in the amount of $160,000 per month, payable monthly, which base fee may be decreased to $150,000 per month if WG-Harmon is no longer providing certain construction services to Owner. In addition to such base fee, the Owner will pay WG-Harmon an incentive management fee based on the performance of the adjusted EBITDA of the Hard Rock Hotel & Casino Las Vegas, as set forth in the Amended Resort Management Agreement.

(iii) Liquor Management Agreement

On March 1, 2011 HRHH Hotel/Casino and WG-Harmon entered into a Liquor Management and Employee Services Agreement (the “Liquor Management Agreement”), relating to non-gaming operations at the Hard Rock Hotel & Casino Las Vegas. The term of the Liquor Management Agreement will terminate concurrently with the termination of the Resort Management Agreement. During the term of the Liquor Management Agreement WG-Harmon will pay to HRHH Hotel/Casino monthly rent of $25,000 and deposit all liquor revenue into a lockbox account maintained by the Company pursuant to the Facility.

Effective December 23, 2011, the Clark County Liquor and Gaming Licensing Board (the “Clark County Board”) approved temporary liquor licenses for HRHH Hotel/Casino to operate the liquor operations at the Hard Rock Hotel & Casino Las Vegas. On April 1, 2012, the Clark County Board approved an extension for HRHH Hotel/Casino to operate the liquor operations at the Hard Rock Hotel & Casino Las Vegas. WG-Harmon will manage the liquor operations as one of its duties under the Amended Resort Management Agreement. The Liquor Management Agreement terminated on June 15, 2012.

(iv) Second Mortgage Loan Agreement

The Company is a party to the Second Mortgage (as defined below) with Brookfield Financial. See note 8.

HRH Holdings

(i) Management Agreement

Engagement of Morgans Management. HRH Holdings’ subsidiaries, HRHH Hotel/Casino, LLC (“HRHH Hotel/Casino”), HRHH Development, LLC (“HRHH Development”) and HRHH Cafe, LLC (“HRHH Cafe”)

entered into an Amended and Restated Property Management Agreement, dated as of May 30, 2008, (the “Management Agreement”) with Morgans Hotel Group Management LLC (“Morgans Management”), pursuant to which HRH Holdings engaged Morgans Management as (i) the exclusive operator and manager of the Hard Rock (excluding the operation of the gaming facilities which are operated by its subsidiary, HRHH Gaming, LLC) and (ii) the asset manager of the approximately 23-acre parcel adjacent to the Hard Rock and the land on which the Hard Rock Cafe restaurant is situated (which is subject to a lease between HRH Holdings’ subsidiary, HRHH Cafe, LLC, as landlord, and Hard Rock Cafe International (USA), Inc., as tenant).

Term; Termination Fee. The Management Agreement originally commenced on February 2, 2007 and had an initial term of 20 years. Morgans Management had the option to elect to extend this initial term for two additional 10-year periods. The Management Agreement provided certain termination rights for HRH Holdings and Morgans Management. Morgans Management was entitled to a termination fee if such a termination occurred in connection with a sale of HRH Holdings or the hotel at the Hard Rock. However, the Management Agreement was terminated with no termination fee in connection with the Assignment.

Base Fee, Chain Service Expense Reimbursement and Annual Incentive Fee. As compensation for its services, Morgans Management received a management fee equal to 4% of defined net non-gaming revenues including casino rents and all other rental income, a gaming facilities support fee equal to $828,000 per year and a chain service expense reimbursement, which reimbursement was subject to a cap of 1.5% of defined non-gaming revenues and all other income. Morgans Management was also entitled to receive an annual incentive fee of 10.0% of the Hotel EBITDA (as defined in the Management Agreement) in excess of certain threshold amounts, which increased each calendar year. However, as a result of the completion of the expansion project at the Hard Rock, the amount of such annual incentive fee was equal to 10% of annual Hotel EBITDA in excess of 90% of annual projected post-expansion EBITDA of the Hard Rock, the property on which the Hard Rock Cafe restaurant is situated and the property adjacent to the Hard Rock (excluding any portion of the adjacent property not being used for the expansion). For purposes of the Management Agreement, “EBITDA” generally is defined as earnings before interest, taxes, depreciation and amortization in accordance with generally accepted accounting principles applicable to the operation of hotels and the uniform system of accounts used in the lodging industry, but excluding income, gain, expenses or loss that is extraordinary, unusual, non-recurring or non-operating. “Hotel EBITDA” generally is defined as EBITDA of the Hard Rock, the property on which the Hard Rock Cafe restaurant is situated and the property adjacent to the Hard Rock (excluding any portion of the adjacent property not used for the expansion), excluding an annual consulting fee payable to DLJMB HRH VoteCo, LLC (“DLJMB VoteCo”) under the JV Agreement (as defined below). Hotel EBITDA generally does not include any EBITDA attributable to any facilities operated by third parties at the Hard Rock, unless HRH Holdings owns or holds an interest in the earnings or profits of, or any equity interests in, such third party facility.

For the years ended December 31, 2009, December 31, 2010 and for the two month period ended February 28, 2011, HRH Holdings accrued or paid a base management fee of $4.5 million, $6.2 million and $0.7 million, a gaming facilities support fee of $0.8 million, $0.8 million and $0.1 million, and accrued or reimbursed chain service expenses of $1.7 million, $2.4 million and $0.2 million to Morgans Management, respectively.

(ii) Joint Venture Agreement Consulting Fee

Under HRH Holdings’ Second Amended and Restated Limited Liability Company Agreement (the “JV Agreement”), subject to certain conditions, HRH Holdings was required to pay DLJMB HRH VoteCo, LLC (“DLJMB VoteCo”) (or its designee) a consulting fee of $250,000 each quarter in advance. In the event HRH Holdings was not permitted to pay the consulting fee when required (pursuant to the terms of any financing or other agreement approved by its board of directors), then the payment of such fee was deferred until such time as it may be permitted under such agreement. DLJMB VoteCo is a member of HRH Holdings. As of December 31 , 2010, HRH Holdings had accrued $3.8 million in deferred consulting fees.

(iii) Technical Services Agreement

On February 2, 2007, HRH Holdings’ subsidiary, HRHH Hotel/Casino, LLC, and Morgans Management entered into a Technical Services Agreement pursuant to which HRH Holdings had engaged Morgans Management to provide technical services for its expansion project prior to its opening. Under the Technical Services Agreement, HRH Holdings was required to reimburse Morgans Management for certain expenses it incurred in accordance with the terms and conditions of the agreement. For the year ended December 31, 2010, HRH Holdings reimbursed Morgans Management $2.0 million under the Technical Services Agreement.

(iv) Intercompany Land Acquisition Financing

Northstar was a lender to HRH Holdings under the land acquisition financing HRH Holdings had entered into with respect to an approximately 11-acre parcel of land located adjacent to the Hard Rock.

8.	Debt

The following table presents debt outstanding as of December 31, 2011 and December 31, 2010 (in thousands):

Project Name / Lender	Interest Rate		Final Maturity	Face Value December 31, 2011	Book Value December 31, 2011	Book Value December 31, 2010

HRH Acquisition / Vegas HR Private Limited	LIBOR + 2.35%		Feb. 9, 2011	$—	$—	$331,871
HRHC Construction / Vegas HR Private Limited	LIBOR + 4.25%		Feb. 9, 2011	—	—	595,419
HRHC Sr Mezz / Brookfield Financial, LLC—Series B	LIBOR+ 5.20%		Feb. 9, 2011	—	—	177,956
HRHC Jr Mezz 1 / NRFC WA Holdings, LLC	LIBOR + 7.20%		Feb. 9, 2011	—	—	88,978
HRHC Jr Mezz 2 / Hard Rock Mezz Holdings LLC	LIBOR + 8.75%		Feb. 9, 2011	—	—	57,836
HRHH Development / Column Financial, Inc.	LIBOR + 17.9%		Feb. 9, 2011	—	—	53,850
Amended Facility – Note A / Vegas HR Private Limited(2).	LIBOR + 2.50	%(1)	March 1,2018	543,554	456,658	—
Amended Facility – Note B/ Vegas HR Private Limited	LIBOR + 2.50	%(1)	March 1, 2018	327,290	138,239	—
Second Mortgage – Brookfield Financial	15%		March 1, 2018	30,000	13,802	—

Total debt				900,844	608,699	1,305,910
Current portion of long-term debt				—	—	(1,305,910)

Total long-term debt				$900,844	$608,699	$—

(1)	Current interest is subject to a LIBOR floor of 1.50% and is subject to supplemental interest equal to the greater of (i) 6.50% and (ii) average LIBOR during the term plus 4.0%, subject to the LIBOR floor of 1.5%.
(2)	Amended Facility—Note A includes $8.2 million in interest paid-in-kind, net of repayments of $1.0 million.

On March 1, 2011, as part of the Assignment, the Company assumed the obligations under the Facility and entered into the Amended Facility pursuant to which the land, building and improvements, equipment, fixtures and all personal properties were pledged as security and collateral. Also on March 1, 2011, HRHH Hotel/Casino, HRHH Development, HRHH Cafe, HRHH IP and HRHH Gaming entered into the Second Mortgage loan agreement with Brookfield Financial in the amount of $30.0 million pursuant to which certain land, building and improvements, equipment, fixtures and personal properties were pledged as security and collateral. The Second Mortgage is subordinate in right of payment to the Amended Facility. The maturity date of the Second Mortgage is March 1, 2018 and provides for effective interest rate of 15% payable at maturity.

The subsidiaries of the Company that serve as mortgage borrowers under the Amended Facility and Second Mortgage are HRHH Hotel/Casino (owner of the Hard Rock), HRHH Development (owner of the parcel of land adjacent to the Hard Rock that may be used for expansion purposes), HRHH Cafe (owner of the parcel of land on which the Hard Rock Cafe is situated), HRHH IP LLC (owner of certain intellectual property used in connection with the Hard Rock, among other things) and HRHH Gaming, LLC (an entity formed solely for the purpose of holding the gaming licenses and conducting gaming operations at the Hard Rock upon receiving the required licenses).

The maturity date of the Amended Facility is March 1, 2018 and provides for interest only at The London InterBank Offered Rate (LIBOR) plus 2.5% with a 1.5% LIBOR floor (total of 4% at December 31, 2011). In addition, under the Amended Facility, supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rate of accrual is dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less that the current interest due, the PIK interest will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.

The Amended Facility and Second Mortgage include customary affirmative and negative covenants for similar financings, including, among others, restrictive covenants regarding incurrence of liens, sales or assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any of the Company’s real property and removal of any material article of furniture, fixture or equipment from the Company’s real property.

The estimated annual amortization of the fair value adjustment under the effective interest method assuming estimated future cash flow payments of the Amended Facility and the Second Mortgage for each of the five succeeding years and thereafter, is as follows:

	Amortization – Amended Facility (in thousands)	Amortization –Second Mortgage (in thousands)
2012	$23,019	$1,219
2013	29,582	1,575
2014	37,319	2,042
2015	46,512	2,645
2016	57,266	3,439

Thereafter	82,249	5,278
Total	$275,947	$16,198

The total amount of the Company’s debt, under certain exceptions described in the Amended Facility, is due on March 1, 2018, and no principal payments are due within the next 5 years.

The Company is subject to terms under the Amended Facility that require all funds on deposit in the Company’s Cash Management Account, other than Working Capital Account repayments, to be credited towards payment of certain items, including repayment to the Lender of the Note A Outstanding Principal Balance (inclusive of all PIK interest).

The Amended Facility requires that the Company repay in full all “repay in full all PIK interest issued” (PIK Interest) issued and outstanding on March 1, 2014, in the event the Company has not made sufficient payments to the lender to provide a specified debt yield, on the terms specified in the Amended Facility.

The outstanding PIK interest as of December 31, 2011 and March 31, 2013 was $8.2 million and $22.5 million, respectively. Currently, using our best estimates based on reasonable and supportable assumptions and projections, we currently believe the Company will not meet the specified debt yield threshold. As of May 29, 2013, we have begun to assess options, including negotiating a waiver of this requirement from the lender, seeking approval from the lender to use cash reserves to satisfy this potential obligation, or attempting to obtain additional borrowings from other sources. If we are unable to restructure our indebtedness, find alternative financing sources on acceptable terms, or obtain approval from the lender to use our cash reserves to satisfy this potential obligation, we risk losing some or all of our property to foreclosure. If prevailing interest rates or other factors at the time of any restructuring of our indebtedness or at the time we obtain borrowings from other sources results in higher interest rates, our interest expense would increase, which would harm our business and results of operations.

9.	Commitments and Contingencies

Liquor Management Agreement

Liquor Management Agreement; Term. On March 1, 2011 HRHH Hotel/Casino and WG-Harmon entered into the Liquor Management Agreement relating to non-gaming operations at the Hard Rock Hotel & Casino Las Vegas. The term of the Liquor Management Agreement terminated on June 15, 2012. WG-Harmon will manage the liquor operations at the Hard Rock Hotel & Casino Las Vegas as one of its duties under the Amended Resort Management Agreement.

Self-Insurance

The Company currently is, and HRH Holdings formerly was, self-insured for workers’ compensation claims for an annual stop-loss of up to $350,000 per claim with respect to the Company, and $250,000 per claim with respect to HRH Holdings. Management has established reserves it considers adequate to cover estimated future payments on existing claims incurred and claims incurred but not reported. The Company has a partial self-insurance plan for general liability claims for an annual stop-loss of up to $100,000 per claim.

The Company has a $232,142 irrevocable standby letter of credit for the benefit of the State of Nevada related to the self-insured portion of the Company’s workers’ compensation insurance as of December 31, 2011.

For the year ended December 31, 2010, two month period ended February 28, 2011, and ten month period ended December 31, 2011, the workers’ compensation claims reserve was $135,000, $129,000 and $379,000, respectively.

Future minimum lease payments

Future minimum lease payments required under capital leases, included in our consolidated balance sheet as current and long term accrued expenses, as of December 31, 2011 are as follows:

		Payments due by
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Leases	2,897	1,727	993	177	—

Legal and Regulatory Proceeding

Our subsidiary HRHH IP is currently one of a number of defendants (“Defendants”) in an action commenced by HRCI on September 21, 2010 in the United States District Court for the Southern District of New York, captioned

Hard Rock Cafe International (USA), Inc. v. Hard Rock Hotel Holdings, LLC, et al.. HRCI commenced a separate arbitration proceeding before the American Arbitration Association with respect to certain claims, originally brought in the Hard Rock IP Action, that were deemed arbitrable by the Court (“HRCI Arbitration”). The HRCI Arbitration arises from the same underlying facts as the Hard Rock IP Action. On April 29, 2013, the parties reached provisional settlement of both the Hard Rock IP Action and the HRCI Arbitration (“Provisional Settlement”), and the court entered a provisional order of dismissal of the Hard Rock IP Action. The Provisional Settlement and order of dismissal are contingent on the parties negotiating and executing final settlement documents. The terms of the Provisional Settlement will not have a material effect on our business. Should the Provisional Settlement not be finalized, (i) HRHH IP would vigorously defend this matter and would vigorously prosecute counterclaims that it and other entities filed against HRCI in the Hard Rock IP Action, and (ii) a negative outcome in the continued Hard Rock IP Action or HRCI Arbitration could have a material effect on our business and results of operations, potentially including an award of monetary damages and/or the termination of the Hard Rock License and with it our right to utilize any “Hard Rock” trademarks.

Status of the Hard Rock IP Action prior to/absent the Provisional Settlement:

HRCI filed an amended complaint in the Hard Rock IP Action on November 23, 2010. HRCI claimed that Defendants owe it damages and profits, and sought an injunction prohibiting further use of various HRCI trademarks as well as termination of the Hard Rock License. The gravamen of the Hard Rock IP Action is that Defendants allegedly engaged in various conduct that infringed and diluted HRCI’s trademarks and/or violated the Hard Rock License. The amended complaint states claims for breach of contract, federal trademark dilution, federal trademark infringement, unfair competition, New York trademark dilution, common law trademark infringement and common law unfair competition.

The Defendants moved to dismiss certain claims, moved to compel arbitration as to certain claims, answered the balance of the complaint, denying liability and made counterclaims. HRCI moved to dismiss the counterclaims for failure to state a claim. By decision dated July 11, 2011, the Court granted in part and denied in part each side’s motions. The effect of the decision was that certain parts of HRCI’s case would be allowed to proceed only in arbitration; certain parts of the case were dismissed, including most claims against certain prior equity holders of HRHH IP, and certain parts of the case will continue before the Court.

In light of the Court’s July 11, 2011 decision and certain other developments, HRCI sought leave to file a further amended complaint. In particular, HRCI sought to (i) add contract and trademark claims relating to a recent settlement with the Nevada Commission; (ii) no longer make claims against most of the prior equity holders of HRHH IP; and (iii) add claims against HRHH Hotel/Casino, the Company and WG-Harmon. HRCI’s motion for leave to amend has not been decided by the Court. On February 8, 2013, HRCI commenced the HRCI Arbitration with respect to those claims that were deemed arbitrable in the Court’s July 11, 2011 decision.

S&H Projects (“S&H”), filed a lawsuit against HRHI on December 3, 2010 with regard to the closure of the Wasted Space lounge in October 2010, (“S&H Matter”). Wasted Space was a joint venture between HRHI and S&H. S&H has alleged that HRHI used improper accounting techniques when determining the joint venture’s profits, that Wasted Space was profitable, that HRHI failed to seek or obtain contractually required authorization for certain expenses and that S&H is contractually entitled to a portion of the profits. S&H is seeking actual and compensatory damages, court costs and attorney’s fees, an accounting of the operations, management and finances of Wasted Space, and declaratory relief with regard to net profits. HRHI filed an answer on December 23, 2010 and the matter is currently in discovery phase. S&H filed an amended complaint on December 27, 2012 which added additional named parties and claims to the action, including Fraud, Negligent Misrepresentation, and Civil Conspiracy. In addition to HRHI, S&H named HRHH Hotel/Casino, Morgans Hotel Group Management, LLC and Morgans Hotel Group. Based on proceedings to date, management does not believe the outcome of this matter will have a material effect on our business, or results of operations or financial condition of the Company.

Our subsidiary HRHH Hotel/Casino, LLC and affiliates Brookfield Real Estate Financial Partners, LLC, Brookfield Financial, LLC – Series B, and Brookfield Asset Management (US), Inc. are currently amongst a number of defendants (“Defendants”) in an action commenced by Mace Management, LLC (“Mace) and Mandown, LLC (“Mandown”) on June 12, 2012 in Nevada’s Eighth Judicial District Court in Clark County, Nevada (the “Mace/Mandown Action”). The Mace/Mandown Action relates to investments made by Mace/Mandown in Wasted Space Lounge, Rare 120 restaurant, the Johnny Smalls restaurant and Vanity nightclub (collectively, the “Venues”) at the Hard Rock Hotel and Casino Las Vegas. The Mace/Mandown Action alleges fraudulent accounting or management decisions that allegedly deprived Mace/Mandown of their share of profits from the Venues. A negative outcome in the Mace/Mandown Action could include an award of monetary damages that could have a material effect on cash flow. The Mace/Mandown Action is in preliminary stage and management has determined that based on proceedings to date it does not believe the outcome of this matter will have a material effect on our business, or results of operations or financial condition of the Company.

Dolce Group Vegas, LLC filed a complaint against our subsidiary HRHH Hotel/Casino, LLC; and affiliates Brookfield Asset Management (US), Inc.; and Brookfield Financial, LLC—Series B; in Nevada’s Eighth Judicial District Court, Clark County, Nevada on July 13, 2011 (“Dolce Matter”). The plaintiff alleges breach of contract with respect to plaintiff’s contract to develop the “Rare 120” steakhouse concept for Hard Rock Hotel. The matter is currently in the discovery phase and scheduled for trial in November 2013. Based on proceedings to date, management does not believe the outcome of this matter will have a material effect on our business, or results of operations or financial condition of the Company.

On July 27, 2012, the Company received notice of a Demand for Arbitration being filed by Monster Beverage Company (“Monster”) against the Company’s subsidiaries HRHH Hotel/Casino, LLC and HRHH IP, LLC (together the “HRHH Entities”) before the Judicial Arbitration and Mediation Service, or JAMS (the “Monster Beverage Action”). Monster executed a Binding Letter of Intent with HRHH Hotel/Casino, LLC on November 6, 2009 with an effective date of December 31, 2009 (the “LOI”) and a Supplement to The Binding Letter of Intent: Acquisition of Rights in Rehab Recovery Supplement Beverage with HRHH IP, LLC, the intellectual property rights holder dated as of December 31, 2009 (the “Supplement,” and the LOI and Supplement collectively the “Monster Agreement”). The gravamen of the Monster Beverage Action is a dispute between the HRHH Entities and Monster over rights to the “Rehab” beverage marks and brand. Through an Answer and Counterclaims filed with JAMS on August 10, 2012, the HRHH Entities assert that, among other things, (a) Monster’s rights are limited in time (expire in 2014), (b) Monster’s rights are limited in scope (do not include all categories of beverages or all geographic regions), and (c) Monster has failed to comply with certain legal and contractual obligations. Monster’s Demand for Arbitration challenges these positions; asserts claims for breach of contract, declaratory relief and a number of tort theories; and seeks relief including unspecified money damages and a declaration that Monster is the unconditional owner of the Rehab beverage marks and brand. The arbitration was held in early April 2013 and the Company awaits a decision. Management does not believe the outcome of this matter will have a material effect on our business, or results of operations or financial condition of the Company. The HRHH Entities anticipate vigorously defending the arbitration case, and vigorously prosecuting the counterclaims.

We are a defendant in various other lawsuits relating to routine matters incidental to our business. We do not believe that the outcome of the disclosed litigation, in the aggregate, will have a material effect on our business, or results of operations or financial condition of the Company.

10.	Employee Benefit Plans

The Company’s current policy is, and HRH Holdings’ policy was, to pay discretionary cash incentive bonuses to eligible employees based upon individual and company-wide goals that are established by the Company and HRH Holdings, respectively, on an annual basis.

The Company’s current policy is, and HRH Holdings’ policy was, to maintain a 401(k) profit sharing plan whereby substantially all employees over the age of 21 who have completed six months of continuous employment and 1,000 hours of service are eligible for the plan. Such employees joining the plan may contribute, through salary deductions, no less than 1% nor greater than 50% of their annual compensation. The Company currently does not match contributions to the plan and recorded no charges for 401(k) contributions for the ten month period ended December 31, 2011.

Membership Interests

The Company

Classes of Membership Interests

We have two classes of membership interests: Class A Units and Class B Units, each of which is 100% owned by its members. Holders of Class A Units are entitled to vote on any matter to be voted upon by our members. Except as provided by law, the holders of Class B Units do not have any right to vote.

Additional Capital Contributions

The members are not required to make any additional capital contributions to the Company. However, the members may make additional capital contributions to the Company at any time upon the written consent of such member. During the ten month period ended December 31, 2011, certain parties related to BREF HR Management and Brookfield Financial contributed $30.0 million in cash as part of the Assignment, which was accounted for as a $17.0 million equity contribution and a $13.0 million Second Mortgage loan, and a $1.6 million cash contribution.

Distribution of Cash Available for Distribution

We have not in the past paid cash distributions on our membership interests. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash distributions in the foreseeable future. The terms of our current financing agreements preclude us, and any future financing agreements may preclude us, from paying any distributions. To the extent not prohibited by the terms of any financing agreement or applicable law, however, we may at some future date distribute available cash to our members.

Restrictions on Transfer

Our members generally are prohibited from transferring or encumbering our membership interests without the prior written consent of BREF HR Management or the holders of Class A Units. No transfer may be made unless certain general conditions are met, including that the transfer complies with applicable gaming regulations.

Distributions Upon Liquidation

We may be dissolved upon certain events, including at the election of the members. In the event of a dissolution, the cash proceeds from the liquidation, after payment of our liabilities, will be distributed to our members in accordance with their respective positive capital account balances as calculated under the LLC Agreement, subject to any necessary approvals from the Nevada Gaming Commission and/or the Nevada State Gaming Control Board.

No Sinking Fund Provisions or Rights to Redemption or Conversion

Holders of Class A Units or Class B Units have no redemption rights or conversion rights and do not benefit from any sinking fund.

HRH Holdings

Classes of Membership Interests

HRH Holdings had three classes of membership interests: Class A Membership Interests, Class B Membership Interests and Class C Membership Interests. Holders of Class A Membership Interests were entitled to vote on any matter to be voted upon by HRH Holdings’ members. Except as provided by law, the holders of Class B Membership Interests and Class C Membership Interests did not have any right to vote.

Initial Capital Contributions

On the Closing Date, pursuant to the Contribution Agreement, Morgans and Morgans Group LLC, an affiliate of Morgans (“Morgans LLC”) were deemed to have contributed to HRH Holdings one-third of the equity, or approximately $57.5 million, to fund a portion of the purchase price for the Acquisition by virtue of the application of the escrow deposits under the Acquisition Agreements to the purchase price for the Acquisition and by virtue of the credit given for the expenses Morgans LLC incurred in connection with the Acquisition. Affiliates of DLJMB contributed to HRH Holdings two-thirds of the equity, or approximately $115 million, to fund the remaining amount of the equity contribution for the Acquisition. In consideration for these contributions, HRH Holdings issued Class A Membership Interests and Class B Membership Interests to the affiliates of DLJMB, Morgans and Morgans LLC.

Additional Capital Contributions

For the year ended December 31, 2010 and 2009, the DLJMB Parties and the Morgans Parties contributed $0, and $193.6 million, respectively, in cash to HRH Holdings. Pursuant to an agreement between DLJMB IV HRH and Morgans, a portion of the amounts contributed to HRH Holdings by the parties were being treated as interest-free loans, which would convert into new equity in HRH Holdings on terms to be agreed upon by the parties or by a written appraisal or fairness opinion.

Distribution of Cash Available for Distribution

To the extent not prohibited by the terms of any financing agreement or applicable law, HRH Holdings’ board of directors could cause HRH Holdings to distribute cash available for distribution to its members. Under the JV Agreement, the DLJMB Parties would receive a preferred return of capital in an amount based on a percentage of the fees paid by HRH Holdings to Morgans Management under the Management Agreement. Cash available for distribution would then be distributed among the members pro rata in proportion to their percentage interests (as adjusted to disregard the effect of any prior adjustments to the percentage interests made as a result of the posting of letters of credit). If at such time the DLJMB Parties had received a return of all of their capital contributions, then the cash available for distribution would be distributed to the Morgans Parties until they had received a return of all of their diluted capital contributions (as calculated under the JV Agreement). Then, cash available for distribution would be distributed among the members pro rata in proportion to the adjusted percentage interests until the Morgans Parties had received a return of all of their capital contributions. Thereafter, all remaining amounts would be distributed between the Morgans Parties, the DLJMB Parties and Class C Members pro rata in proportion to their profits percentage interests as of the date of such distribution.

Restrictions on Transfer

HRH Holdings’ members generally were prohibited from transferring or encumbering HRH Holdings’ membership interests without the prior written consent of HRH Holdings’ Class A members. Transfers of interests by a Morgans Party or a DLJ Fund (described below) in any intermediate subsidiary that indirectly held interests in HRH Holdings would be considered a transfer of such person’s indirect interest in HRH Holdings. The “DMJ Funds” included DLJMB Partners, DLJMB HRH Co-Investments, L.P., DLJ Offshore Partners IV, L.P., DLJ Merchant Banking Partners IV (Pacific), L.P. and MBP IV Plan Investors, LP. were all parties which indirectly held interest in HRH Holdings. Exceptions to the transfer prohibition applied to (a) transfers to subsidiaries of a DLJ Fund or Morgans, (b) transfers of the equity interests of a Morgans Party or a DLJ Fund (including pursuant to a change in control of those entities), and (c) after the earlier of February 2, 2011 and the termination date of the Management Agreement, in accordance with the right of first offer in favor of the other members under the JV Agreement. If the DLJMB Parties proposed to transfer more than 51% of HRH Holdings’ aggregate membership interests to a third party, then under certain circumstances the DLJMB Parties would be able to require the Morgans Parties and Class C Members to sell the same ratable share of HRH Holdings’ membership interests held by each of them to the third party on the same terms and conditions. If this drag-along right was not exercised, then under certain circumstances the Morgans Parties and the Class C Members could exercise a tag-along right to sell certain of HRH Holdings’ membership interests held by each of them to the third-party transferee on the same terms and conditions as under the sale by the DLJMB Parties. Notwithstanding these exceptions, no transfer could be made unless certain general conditions were met, including that the transfer complied with applicable gaming regulations.

Events of Default

The following constituted events of default under the JV Agreement (subject in certain cases to applicable cure periods): (a) any transfer in violation of the JV Agreement, (b) a material breach of the JV Agreement or a related fee agreement entered into by the members, (c) a determination by the gaming authorities that one of HRH Holdings’ members is an unsuitable person, (d) the failure to make a required capital contribution, (e) a material breach under the contribution agreement Morgans and DLJMB IV HRH entered into with respect to their initial capital contributions, (f) the incapacity of a member, (g) the attachment, execution or other judicial seizure of substantial assets of member or its interest in HRH Holdings or (h) the perpetration of fraud or willful misconduct. Upon the occurrence of any event of default (and after the expiration of any applicable cure period) by a member, a non-affiliated member may (i) elect to dissolve HRH Holdings, (ii) purchase the entire interest of the defaulting member for 85.0% of the defaulting member’s “existing equity” in HRH Holdings (as defined in the JV Agreement), (iii) adjust the defaulting member’s capital account to equal such purchase price or (iv) revoke the defaulting member’s voting rights, right to participate in profits or distributions or right to receive information (subject to certain exceptions).

Distributions upon Liquidation

HRH Holdings could be dissolved upon certain events, including at the election of its members. In the event of dissolution, the cash proceeds from the liquidation, after payment of HRH Holdings’ liabilities, would be distributed to its members in accordance with their respective positive capital account balances as calculated under the JV Agreement.

No Sinking Fund Provisions or Rights to Redemption or Conversion

Holders of Class A Membership Interests or Class B Membership Interests had no redemption rights or conversion rights and did not benefit from any sinking fund.

12.	Quarterly Financial Information (unaudited)

Quarterly financial information for the years ended December 31, 2010 is summarized below (in thousands):

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$54,159	$64,645	$60,534	$44,633
Operating income (loss)	$(9,098)	$(3,779)	$(14,820)	$(33,240)
Loss before income taxes	$(28,099)	$(20,286)	$(31,277)	$(49,488)
Net loss	$(28,099)	$(20,538)	$(31,384)	$(49,596)

Quarterly financial information for the years ended December 31, 2011 is summarized below (in thousands):

	2011
	Period from Jan 1, 2011 to Feb 28, 2011	Period from Mar 1, 2011 to Mar 31, 2011		Second Quarter		Third Quarter		Fourth Quarter
	As Reported	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

Total revenues	$29,257	$16,457	$16,451	$57,437	$57,247	$52,042	$50,702	$40,253
Operating income (loss)	$(7,451)	$517	$624	$5,300	$5,672	$(312)	$747	$(5,516)
Loss before income taxes	$10,147	$(5,717)	$(5,811)	$(13,500)	$(14,089)	$(19,249)	$(19,752)	$(26,429)
Net loss	$10,006	$(5,717)	$(5,811)	$(13,500)	$(14,089)	$(19,249)	$(19,752)	$(26,429)

The previously issued unaudited condensed consolidated financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011 have been restated to correct errors in the accounting for the acquisition of the Hard Rock Hotel & Casino Las Vegas and other identified immaterial errors. Subsequent to the issuance of the September 30, 2011 interim unaudited condensed consolidated financial statements of the Company, an error from an oversight and misuse of facts was identified in forecasts which had been used to estimate the fair values of the assets acquired and liabilities assumed in the acquisition of the Hard Rock Hotel & Casino Las Vegas as of March 1, 2011. As a result, the Company has corrected the fair values of the assets acquired and liabilities assumed, which as of March 1, 2011 are in aggregate approximately $707.5 million and $622.5 million, respectively. The previously recorded fair values of the assets and liabilities had been $894.8 million and $767.2 million, respectively.

Specifically, the Company determined that certain cash flow forecasts and discount rates used in the initial determination of fair values did not reflect market conditions at March 1, 2011. The key assumptions that were corrected and their effect on the valuation are as follows:

•

The Company has reduced estimated debt free net cash flow for the base year from $41.5 million to $35.8 million and reduced estimated terminal year debt free net cash flow from $90.8 million to $85.5 million. Utilizing an appropriate multiple the estimated terminal value was reduced from $908 million to $760 million. The discount rate used was increased from 13% to 14%. These changes decreased business enterprise value (“BEV”) by approximately $110 million.

•

The Company has determined that there was value as of the March 1, 2011 acquisition date related to certain specific new initiatives, specifically the addition of or planned changes to the clubs and restaurants at Hard Rock Hotel & Casino Las Vegas, as well as additional expected trademark licensing fee agreements. Due to the valuation and the purchase price accounting errors identified, management corrected certain of the assumptions in the valuation of the planned new initiatives to reflect the market conditions and the risk associated with uncertainty in the forecasted net revenues from the new initiatives, reducing the estimated net cash flows and increasing the discount rates used from 17% to 35%. These changes decreased BEV by approximately $80 million.

•

The Company has changed the discount rates used to fair value the assumed mortgage debt to reflect the market conditions and the risk associated with the arrangements. Based on the reduced business enterprise value, management determined that the face amount of the mortgage significantly exceeded fair value of the assets of Hard Rock Hotel & Casino Las Vegas and adjusted the discount rates to reflect the risk associated with the arrangements. These changes decreased the fair value of the mortgage by approximately $170 million.

The effects of the restatement on the estimated fair value of the assets and liabilities acquired are as follows:

	(In Thousands)
	As previously reported	As restated
Land, buildings and equipment	$659,330	$523,931
Intangible assets	185,265	111,773
Other assets	50,236	71,825

Total assets	$894,831	$707,529

Long term debt	$722,282	$582,782
Other liabilities	44,966	39,701

Total liabilities	$767,248	$622,483

As a result of the restatement of the accounting for the initial acquisition, amounts that had been recognized in the interim unaudited condensed consolidated statement of operations related to the amortization or depreciation of assets acquired have also been restated. In addition, the interim information referred to above has been restated to correct other immaterial misstatements, both individually and in the aggregate, related to the recording of depreciation for memorabilia and management fee estimates identified during the preparation of our consolidated financial statements of the period from March 1, 2011 to December 31, 2011 that were not related to the accounting for the acquisition of the Hard Rock Hotel & Casino Las Vegas.

The Company will restate the interim unaudited condensed consolidated financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, prospectively with the filing of fiscal year 2012 interim unaudited condensed consolidated financial statements. The table above reflects the restated and previously reported summary of selected quarterly financial information.

13.	Subsequent Events

Legal Proceedings

For subsequent events of legal proceedings, refer to Note 9, “Commitments and Contingencies,” to our consolidated financial statements.

Regulatory Matters Related to the Casino Operations

LVHR became one of our indirect subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas on June 15, 2012. On or about the same date that LVHR became one of our subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas, we restructured and converted LVHR from a Nevada corporation to a Nevada limited liability company known as LVHR Casino, LLC. Upon consummation of the conversion of LVHR into LVHR Casino, LLC: (i) LVHR Casino, LLC became a mortgage borrower under the Amended Facility and the Second Mortgage; (ii) LVHR Casino, LLC continued to own all of the assets that are used at the Hard Rock Hotel & Casino Las Vegas gaming operations (which assets LVHR acquired on March 2, 2011); and (iii) the revolving line of credit HRHH Gaming was obligated to make available to LVHR has been terminated. The Casino Lease (as defined herein) that was entered into between LVHR and HRHH Hotel/Casino has been amended and restated (the “Amended Casino Lease”). The terms of the Amended Casino Lease now reflect a lease agreement between related parties, including, a provision for the payment of nominal rent. Additionally, the Management Agreement (as defined herein) with WG-Harmon was terminated without payment of any termination fee. For further discussion, refer to Note 1, “Company Structure and Significant Accounting Policies,” to our consolidated financial statements.

Indefinite-lived Intangibles

Indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. An annual impairment test of indefinite-lived intangible assets was performed in the second and fourth quarters of 2012. Using a discounted cash flow model with reasonable and supportable assumptions and projections, the Company believes that the carrying amount exceeds its fair value, and therefore an impairment loss of $2.0 million and $3.0 million will be recognized as of June 30, 2012 and December 31, 2012, respectively.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1	Agreement to Transfer in Lieu of Foreclosure and Settlement Agreement dated as of March 1, 2011 by and among HRHH Hotel/Casino, LLC, HRHH Development, LLC, HRHH Gaming, LLC, HRHH IP, LLC, HRHH Cafe, LLC, HRHH Gaming Senior Mezz, LLC, HRHH JV Senior Mezz, LLC, HRHH Gaming Junior Mezz, LLC, HRHH Junior Mezz Two, LLC, HRHH Gaming Junior Mezz Two, LLC, Hard Rock Hotel, Inc., Hard Rock Hotel Holdings, LLC, Morgans Group LLC, DLJ MB IV HRH, LLC, Morgans Hotel Group Management LLC, BREF HR, LLC, NRFC HRH Holdings, LLC, Vegas HR Private Limited and Brookfield Financial, LLC—Series B; previously filed as Exhibit 2.1 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011

3.1	Certificate of Formation, dated as of February 11, 2011, for BREF HR, LLC; previously filed as Exhibit 3.1 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011

3.2	Limited Liability Company Agreement, dated as of March 1, 2011, for BREF HR, LLC by BREF HR Management, LLC, Brookfield Financial, LLC—Series B, Michele A. Dreyer and Mary S. Stawikey; previously filed as Exhibit 3.2 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011

10.1	Fourth Amended and Restated Loan Agreement, dated as of March 1, 2011 by and among HRHH Hotel/Casino, LLC, HRHH Cafe, LLC, HRHH Development, LLC, HRHH IP, LLC, HRHH Gaming, LLC and Vegas HR Private Limited; previously filed as Exhibit 10.1 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011

10.2	Second Mortgage Loan Agreement, dated as of March 1, 2011, among HRHH Hotel/Casino, LLC, HRHH Cafe, LLC, HRHH Development, LLC, HRHH IP, LLC, HRHH Gaming, LLC and Brookfield Financial, LLC—Series B; previously filed as Exhibit 10.2 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011

10.3	Management Agreement (Gaming Operations) dated as of March 1, 2011 by and between LVHR Casino, Inc. WG-Harmon, LLC (Terminated June 15, 2012); previously filed as Exhibit 10.3 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011

10.4	Amended and Restated Resort Management Agreement dated as of June 15, 2012 by and between HRHH Hotel/Casino, LLC, HRHH Development, LLC, HRHH IP, LLC, HRHH Cafe, LLC and WG-Harmon, LLC

10.5	Amended and Restated Casino Lease dated as of June 15, 2012 by and between HRHH Hotel/Casino, LLC and LVHR Casino Inc.

10.6	Trademark License and Cooperation Agreement dated as of June 7, 1996 by and between Rank Licensing, Inc. and Peter A. Morton; previously filed as Exhibit 10.7 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011

10.7	Omnibus Amendment and Joinder to Fourth Amended and Restated Loan Agreement and Loan Documents, dated as of June 15, 2012 by and among HRHH Hotel/Casino, LLC, HRHH Cafe, LLC, HRHH Development, LLC, HRHH IP, LLC, HRHH Gaming, LLC and Vegas HR Private Limited

14	Code of ethics

21.1	Subsidiaries of the Registrant; previously filed as Exhibit 21.1 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011

31.1	Certification of Principal Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.