Form 10-Q
period 2012-03-31
BREF HR, LLC
filed 2013-12-23
CIK 1531537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2012
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-54532
BREF HR, LLC
(Exact name of registrant as specified in its charter)

Delaware	27-4938906
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

Three World Financial Center
250 Vesey Street, 11th Floor New York, NY	10281
(Address of principal executive office)	(Zip Code)

(Registrant’s telephone number, including area code): (212) 417-7265

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BREF HR, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

($ in thousands)	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and Cash equivalents	$15,429	$16,818
Accounts receivable, net	8,580	8,054
Inventories	2,602	2,569
Prepaid expenses and other current assets	4,753	3,311
Related party receivable	533	759
Restricted cash	3,907	4,632
Total current assets	35,804	36,143
Property and equipment, net of accumulated depreciation and amortization	506,896	511,351
Intangible assets, net	101,938	104,000
Restricted cash	27,964	28,958
Total assets	$672,602	$680,452

Liabilities and Members' Equity (Deficit)
Current liabilities:
Accounts payable	$4,441	$3,430
Construction related payables	231	235
Accrued expenses	25,792	26,939
Total current liabilities	30,464	30,604
Long term accrued expenses	970	1,170
Long term interest payable	25,593	19,590
Long term debt	602,584	594,897
Long term debt - due to affiliate	14,076	13,802
Total long term liabilities	643,223	629,459
Total liabilities	673,687	660,063

Members' equity (deficit):
Paid-in capital	86,673	86,673
Accumulated other comprehensive loss	—	(203)
Accumulated deficit	(87,758)	(66,081)
Total members' equity (deficit)	(1,085)	20,389
Total liabilities and members equity (deficit)	$672,602	$680,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREF HR, LLC
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited)

	Company		HRH Holdings, LLC
		AS RESTATED - SEE NOTE 13
($ in thousands)	Three months ended March 31, 2012	Period from Mar 1, 2011 to March 31, 2011	Period from Jan 1, 2011 to Feb 28, 2011
Revenue:
Casino	$11,591	$3,899	$5,973
Lodging	16,160	5,134	9,222
Food and beverage	18,666	6,937	12,390
Retail	785	200	426
Other	9,539	1,827	4,591
Gross revenues	56,741	17,997	32,602
Less: Promotional allowances	(5,493)	(1,546)	(3,345)
Net revenues	51,248	16,451	29,257

Costs and Expenses:
Casino	9,286	3,179	5,666
Lodging	5,083	1,704	3,122
Food and beverage	9,729	3,500	5,748
Retail	526	140	273
Other	5,908	914	2,877
Marketing	2,195	475	843
Fee and expense reimbursements - related party	710	273	932
General and administrative	8,918	3,161	6,389
Depreciation and amortization	8,420	2,481	10,858
Pre-opening	83	—	—
Total costs and expenses	50,858	15,827	36,708
Income (loss) from operations	390	624	(7,451)
Interest income	17	—	8
Interest expense	(22,084)	(6,435)	(14,870)
Gain on forgiveness of debt	—	—	32,460
(Loss) income before income tax expense	(21,677)	(5,811)	10,147
Income tax expense	—	—	141
Net (Loss) income	(21,677)	(5,811)	10,006
Other Comprehensive (loss) income:
Interest rate cap fair market value adjustment, net of tax	203	(263)	335
Comprehensive (loss) income	$(21,474)	$(6,074)	$10,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREF HR, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Company		HRH Holdings, LLC
		AS RESTATED - SEE NOTE 13
	Three Months Ended March 31, 2012	Period from Mar 1, 2011 to Mar 31, 2011	Period from Jan 1, 2011 to Feb 28, 2011
($ in thousands)
Cash flows from operating activities
Net income (loss)	$(21,677)	$(5,811)	$10,006
Adjustment to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	6,358	1,704	10,307
Gain on forgiveness of debt	—	—	(32,460)
Provision for (recovery of) doubtful accounts	(478)	57	5
Amortization of loan fees and costs	—	—	2,200
Amortization of intangible assets	2,062	777	551
Amortization of debt discount	6,962	1,647
Accrued non-cash interest applied to principal	999	972
Change in value of interest rate caps net of
premium amortization	203	—	335
Deferred income taxes	—	—	141
(Increase) decrease in assets:
Accounts receivable	(48)	(1,575)	(1,065)
Inventories	(33)	(1,351)	508
Prepaid expenses	(1,300)	(318)	33
Related party receivable	226	—	4
Increase (decrease) in liabilities:
Accounts payable	1,011	(1,406)	66
Related party payable	—	123	945
Other accrued liabilities	(905)	(1,537)	6,916
Accrued interest payable	6,003	654	5,529
Net cash (used in) provided by operating activities	(617)	(6,064)	4,021
Cash flows from investing activities
Purchases of property and equipment	(1,903)	(1,244)	(137)
Payments on construction related payables	(4)	—	(44)
Reduction (increase) in restricted cash	—	—	16,527
Restricted cash contributions	(2,476)	(31,507)	—
Restricted cash withdrawals	4,195	7,820	—
Net cash (used in) provided by investing activities	(188)	(24,931)	16,346
Cash flows from financing activities
Proceeds from borrowings	—	13,000	—
Proceeds from members' equity contribution	—	18,627	—
Repayments on borrowings	—	—	(15,199)
Purchase of interest rate caps	(142)	(372)	—
Principal payments on capital leases	(442)	(396)	—
Net cash (used in) provided by financing activities	(584)	30,859	(15,199)
Net (decrease) increase in cash and cash equivalents	(1,389)	(136)	5,168
Cash and cash equivalents, beginning of period	16,818	20,191	15,023

Continued on next page

	Company		HRH Holdings, LLC
		AS RESTATED - SEE NOTE 13
	Three Months Ended March 31, 2012	Period from Mar 1, 2011 to Mar 31, 2011	Period from Jan 1, 2011 to Feb 28, 2011
($ in thousands)
Cash and cash equivalents, end of period	$15,429	$20,055	$20,191

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net
of amounts capitalized	$7,858	—	$8,245

Supplemental Disclosure Non-cash Investing
and Financing Activities
Construction related payables	$231	$582	$2,450
Long-term debt in exchange for land	—	—	(52,158)
Land provided in exchange for forgiveness of debt	—	—	22,000
Deferred financing cost	—	—	276
Forgiveness of accrued interest in exchange for land	—	—	(2,578)
Gain on forgiveness of debt in exchange for land	—	—	(32,460)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREF HR, LLC
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Company Structure
Organization
BREF HR, LLC is a Delaware limited liability company that was formed on February 11, 2011. The affairs of the Company are governed by a Limited Liability Company Agreement dated as of March 1, 2011 (the “LLC Agreement”). Unless otherwise specified, the terms the “Company,” “we,” “us” or “our” refer to BREF HR, LLC and its consolidated subsidiaries, or any one or more of them, as the context may require. We own and operate the Hard Rock Hotel & Casino Las Vegas. Commencing operations in 1995, the Hard Rock Hotel & Casino Las Vegas is modeled after the highly successful Hard Rock Cafe restaurant chain and is decorated with an extensive collection of rare rock and roll memorabilia. The original Hard Rock Cafe was co-founded in 1971 by Peter Morton, and the “Hard Rock” name has grown to become widely recognized throughout the world.
The Company was formed by certain affiliates of Brookfield Financial, LLC (“Brookfield Financial”) to acquire the limited liability company interests of HRHH JV Junior Mezz, LLC (“HRHH JV Junior Mezz”) and HRHH Gaming Junior Mezz, LLC (“HRHH Gaming Junior Mezz”), which indirectly owned the Hard Rock Hotel & Casino Las Vegas and certain related assets. These assets were acquired pursuant to the assignment from Hard Rock Hotel Holdings, LLC (“HRH Holdings”) in connection with the default by HRH Holdings and its subsidiaries on the real estate financing facility (the “Facility”), and the resulting settlement agreement, as described below. Brookfield Financial is managed by Brookfield Real Estate Financial Partners LLC (together with its affiliates, “Brookfield”).
On March 1, 2011, HRH Holdings, Vegas HR Private Limited (the “Mortgage Lender”), Brookfield Financial, NRFC WA Holdings, LLC, Morgans Hotel Group Co. (“Morgans” and together with an affiliated entity, the “Morgans Parties”) and certain affiliates of DLJ Merchant Banking Partners (“DLJMBP”), as well as other interested parties entered into the Agreement to Transfer in Lieu of Foreclosure and Settlement Agreement (the “Settlement Agreement”) pursuant to which the membership interests of HRHH JV Junior Mezz and HRHH Gaming Junior Mezz were transferred and assigned to the Company. The transactions contemplated by the Settlement Agreement are referred to as the “Assignment.” The Assignment was accounted for as a business combination.
The Assignment provided for, among other things:

•
the transfer by HRH Holdings to an affiliate of Brookfield Financial of 100% of the indirect equity interests in the Hard Rock Hotel & Casino Las Vegas and other related assets, namely HHRH JV Junior Mezz and HRHH Gaming Junior Mezz;

•
release of the non-recourse carve-out guaranties provided by HRH Holdings with respect to the loans made by the Mortgage Lender, Brookfield Financial and NRFC WA Holdings, LLC to the direct and indirect owners of the Hard Rock Hotel & Casino Las Vegas; and

•
termination of the Morgans management agreement, dated as of February 2, 2007 and May 30, 2008, (the “Morgans Management Agreement”) with Morgans Hotel Group Management LLC (“Morgans Management”), pursuant to which Morgans Management was engaged by HRH Holdings as (i) the exclusive operator and manager of the Hard Rock and (ii) the asset manager of the approximately 23-acre parcel adjacent to the Hard Rock and the land on which the Hard Rock Cafe restaurant is situated (which is subject to a lease between our subsidiary, HRHH Cafe, LLC, as landlord, and Hard Rock Cafe International (USA), Inc., as tenant).

In connection with agreements entered into in relation to the Assignment, the Company and specified affiliates are contingently liable to distribute certain excess cash flows to specified former lenders and owners of HRH Holdings. These amounts are payable pursuant to the terms of these agreements only in the event that the existing lenders under the Amended Facility and the Second Mortgage agreements (as defined elsewhere) are paid specified values in full. See Note 10, Debt, for a description of the Amended Facility and Second Mortgage agreements. After considering the forecasted future performance of the Hard Rock Hotel & Casino Las Vegas and the cash distribution structure specified in the Amended Facility and the Second Mortgage, the Company has determined that the probability that any amounts will be distributed is remote and therefore no value has been attributed to these commitments.

The following footnotes cover periods both prior and subsequent to the Assignment. HRH Holdings’ historical condensed consolidated financial statements included herein for the two month period from January 1, 2011 to February 28, 2011 represent the results of operations and cash flows of HRH Holdings prior to the closing of the Assignment. Our historical condensed consolidated financial statements included herein for the periods following the closing of the Assignment represent our financial condition, results of operation and liquidity after the Assignment. As a result of various factors, the financial condition, results of operations and liquidity for the periods beginning on or after March 1, 2011 may not be comparable to the information prior to that date.
The Company's Going Concern
The Company incurred a loss of $21.7 million for the quarter ended March 31, 2012, and has a net members' deficit of $1.1 million as of March 31, 2012. The Amended Facility allows the Company to accrue 'payable in kind' interest ("PIK interest"), representing the difference between interest accruing under the Amended Facility and the amounts paid. The PIK interest becomes due and payable on March 1, 2014, if it does not meet a defined threshold ("debt yield threshold") for the twelve month period ending March 1, 2014. The outstanding PIK interest as of March 31, 2012 and December 31, 2012, was $9.2 million and $18.5 million, respectively and, subsequent to December 31, 2012, the outstanding PIK interest has increased to $31.7 million as of September 30, 2013. The Company does not currently believe that the operating performance will meet the debt yield threshold as defined in the Amended Facility. Accordingly, the accrued PIK interest payment is expected to be due and payable on March 1, 2014. We currently do not believe the Company will have sufficient funds to satisfy the expected PIK interest payment on March 1, 2014. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently assessing its options, including negotiating a waiver of this requirement from the lender, seeking approval from the lender to use cash reserves to satisfy a portion of this potential obligation, selling off a portion of existing collateral or attempting to obtain additional borrowings from other sources. The Company's ability to continue as a going concern depends upon its ability to restructure its indebtedness, obtain alternative financing on acceptable terms, obtain approval from the lender to use available cash reserves to satisfy a portion of this potential obligation, or a combination thereof. However, there can be no assurance these actions will be successful. We have placed mortgages on our hotel casino property to secure our indebtedness. In the event these actions are unsuccessful, among other lesser remedies, the lender may declare all unpaid principal and accrued interest under the Amended Facility due and payable immediately. To the extent we cannot meet our accelerated demand to meet our debt service obligations, we risk losing some or all of our property to foreclosure. If this occurs, our business and results of operations would be materially adversely affected.
The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, including the possibility that the Company loses some or substantially all of its assets to foreclosure as a result of these uncertainties.

2.    Basis of Presentation, Principles of Consolidation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”) in accordance with the instruction to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the Company’s 2012 annual consolidated financial statements and notes thereto on Form 10-K for the year ended December 31, 2012.
The results for the periods indicated reflect all adjustments (consisting primarily of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations, and cash flows. The results for such periods are not necessarily indicative of the results to be expected for the full year.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates, and those differences could be material.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries including interests consolidated as variable interest entities as of and for the three months ended March 31, 2012, the period from March 1, 2011 through March 31, 2011, as of March 31, 2012 and December 31, 2011. The information for the period from January 1, 2011 through February 28, 2011 includes the accounts of HRH Holdings. For these purposes the subsidiaries of the Company are deemed to include the variable interest entity LVHR Casino, Inc. ("LVHR") as discussed below.
Consolidations of Variable Interest Entity
Prior to obtaining the necessary gaming approvals on June 15, 2012, we were prohibited from receiving any revenues of the casino at the Hard Rock Hotel & Casino Las Vegas. As such, we entered into the Casino Lease (as defined below) with LVHR, a licensed third party casino operator, and the Resort Management Agreement (as defined at Note 9, Agreements with Related Parties) with WG-Harmon (as defined below) under which WG-Harmon conducts the gaming and other operations at the casino. The Casino Lease provides for base rent equal to $1.25 million per month. In addition to the base rent, LVHR must pay for certain rent-related costs.
During the period from March 1, 2011 through June 14, 2012, LVHR was the third party operator of all gaming operations at the Hard Rock Hotel & Casino Las Vegas and the Company did not own any interest in LVHR or its affiliated entities, WG-Harmon, LLC (“WG-Harmon”) and Warner Gaming, LLC. However, the Company, through one of its subsidiaries, entered into a Casino Lease Agreement (“Casino Lease”) with LVHR, pursuant to which it leased the casino premises in exchange for a monthly rent payment. The Casino Lease provided that the Company may terminate the lease upon 30 days prior written notice to LVHR, without payment of any termination fee. In addition, as part of the Casino Lease, the Company was obligated to make available to LVHR a revolving line of credit to be used solely for working capital purposes, specifically to fund any cash flow shortfalls in the casino operations. In addition to the Casino Lease, LVHR and the Company, entered into the Existing Gaming Assets Acquisition Agreement dated as of March 1, 2011, pursuant to which LVHR acquired all of the then existing casino assets used in the gaming operations at the Hard Rock Hotel & Casino Las Vegas. In addition, upon the exercise of the option to acquire the equity of LVHR, the agreement provides for the forgiveness of any accrued rent owed.
HRH Holdings and the Company each evaluate our variable interests to determine if they are variable interests in variable interest entities. LVHR became one of our indirect subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas on June 15, 2012.
Prior to June 15, 2012, when LVHR became a wholly-owned consolidated subsidiary of the Company, LVHR was consolidated as a variable interest entity as the Company was deemed the primary beneficiary of LVHR as the Company had both (1) the power to direct the activities significantly impacting LVHR's economic performance and (2) the obligation to absorb LVHR's losses. Prior to June 15, 2012, the Company did not own any interest in LVHR or its affiliated entities, WG-Harmon and Warner Gaming, LLC, and LVHR was the third party operator of all gaming operations at the Hard Rock Hotel & Casino Las Vegas.

Due to the consolidation of variable interest entities the following summarized balances of LVHR have been included in our consolidated balance sheets for the periods indicated:

($ in thousands)	March 31, 2012	December 31, 2011
Assets
Current assets	$17,112	$16,453
Long-term assets	12,036	12,629
Total assets	$29,148	$29,082

Liabilities & Members' Equity
Current liabilities	$43,542	$38,818
Long term debt	63	156
Total liabilities	43,605	38,974

Members' equity	(14,457)	(9,892)

Total liabilities & members' equity	$29,148	$29,082
Recently Issued Accounting Pronouncements
In June 2011, FASB issued new guidance for the presentation of comprehensive income. The new guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This makes the presentation of items within OCI more prominent. Upon adoption of this standard, companies will no longer be allowed to present OCI in the statement of stockholders' equity. The effective date for this update is for years, and the interim periods within those years, beginning after December 15, 2011. As this is a presentation and disclosure requirement, there was no impact on our consolidated financial position, results of operations, or cash flows upon adoption.

3.    Accounts Receivable, Net
Components of accounts receivable, net consist of the following:

($ in thousands)	March 31, 2012	December 31, 2011
Casino	$3,032	$3,862
Hotel	4,544	3,277
Other	1,883	2,235
	9,459	9,374
Less: allowance for doubtful accounts	(879)	(1,320)
Total accounts receivable, net	$8,580	$8,054

Activity in the allowance for doubtful accounts was as follows:

($ in thousands)
Balance at December 31, 2010	$591
Additions - bad debt expense	2,476
Deductions - write off net of collections	(2,472)
Balance at February 28, 2011 (HRH Holdings)	$595

Balance at March 1, 2011 (Company)	$—
Additions - bad debt expense	57
Deductions - write off net of collections	608
Balance at March 31, 2011 (Company)	$665

Balance at December 31, 2011 (Company)	$1,320
Additions - bad debt expense	(478)
Deductions - write off net of collections	37
Balance at March 31, 2012 (Company)	$879

4.    Restricted Cash
Certain of our subsidiaries are obligated to maintain cash reserve funds for a variety of purposes as determined pursuant to the Amended Facility, discussed at Note 10, Debt, including a requirement for the subsidiaries to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock Hotel & Casino Las Vegas’ gross revenues. Restricted cash consists of the following:

($ in thousands)	March 31, 2012	December 31, 2011
Current
Tax reserves	$1,563	$1,921
Insurance reserves	855	1,222
Other reserves	1,257	1,260
Workers' compensation reserves	232	229
Total current restricted cash	3,907	4,632
Long-term
Working capital reserves	26,132	26,554
Available restricted cash reserves for future capital expenditures	1,832	2,404
Total long-term restricted cash	27,964	28,958
Total restricted cash	$31,871	$33,590

5.    Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. Inventories consist of the following:

($ in thousands)	March 31, 2012	December 31, 2011
Restaurants and bars	$1,967	$1,892
Retail merchandise	569	593
Other inventory and operating supplies	66	84
Total inventories	$2,602	$2,569

6.     Property and Equipment, Net
Property and equipment, net consists of the following:

($ in thousands)	March 31, 2012	December 31, 2011
Land	$115,600	$115,600
Buildings and land and building improvements	337,426	337,314
Furniture, fixtures and equipment	69,743	69,182
Memorabilia	5,996	5,953
	528,765	528,049
Less: accumulated depreciation and amortization	(23,396)	(17,038)
Construction in progress	1,527	340
Total property and equipment, net	$506,896	$511,351

Depreciation relating to property and equipment for the Company was $6.4 million for the three months ended March 31, 2012 and $1.7 million for the one month period ended March 31, 2011.
Depreciation relating to property and equipment for HRH Holdings was $10.3 million for the two month period ended February 28, 2011.

7.     Intangible Assets, Net
Intangible assets, net consist of the following:

		March 31, 2012			December 31, 2011
($ in thousands)	Remaining life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Non-amortizing intangible assets
Hard Rock Licensing	Indefinite	$55,000	—	$55,000	$55,000	—	$55,000
Future Trademark Licensing	Indefinite	7,000	—	7,000	7,000	—	7,000
		62,000	—	62,000	62,000	—	62,000
Amortizing intangible assets
Other licensing	Varies	29,000	(3,142)	25,858	29,000	(2,417)	26,583
Monster TM Licensing	2	2,537	(717)	1,820	2,537	(551)	1,986
Customer Relationships	—	3,000	(3,000)	—	3,000	(2,500)	500
Sponsorship Agreements	—	1,300	(704)	596	1,300	(541)	759
Market leases	Varies	1,736	(351)	1,385	1,736	(270)	1,466
Player relationships	8	10,000	(1,683)	8,317	10,000	(1,310)	8,690
Other	8	2,200	(238)	1,962	2,200	(184)	2,016
		49,773	(9,835)	39,938	49,773	(7,773)	42,000
Total
intangibles, net		$111,773	$(9,835)	$101,938	$111,773	$(7,773)	$104,000
The Hard Rock Trademark and future licensing rights are not subject to amortization as they have an indefinite useful life. The in-place contacts, trade names, Customer Relationships, Sponsorship Agreements, Market leases and other amortizing intangible assets are being ratably amortized on a straight-line basis over the estimated useful life which ranges from one to nine years. Player Relationships are amortized on an accelerated basis consistent with the expected timing of the Company’s realization of the economic benefits of such relationships.
For the three months ended March 31, 2012 and the one month ended March 31, 2011, the Company recorded amortization expense of $2.1 million and $0.8 million, respectively.

Events Subsequent to March 31, 2012
Pueblo of Isleta Impairment. On October 13, 2009, HRH Holdings executed a license agreement with the Pueblo of Isleta. Pursuant to the Isleta license agreement, the Company sublicensed certain intellectual property, including the “Hard Rock Hotel” and “Hard Rock Casino” trademarks, to Isleta in connection with a hotel and a casino that Isleta opened in Albuquerque, New Mexico. Under the terms of the Isleta license agreement, Isleta agreed to pay us a certain percentage of its annual gross revenues based on the performance of its Hard Rock Hotel/Casino as well as certain other license fees. On December 24, 2012, Isleta and the Company mutually agreed to terminate the Isleta license agreement. The termination of the Isleta license agreement occurred on June 30, 2013. As part of such termination, the Company recorded an impairment of the Isleta intangible asset included in other licenses of $6.2 million in December 2012. The $6.2 million impairment charge represented discounted future licensing fees included in the March 1, 2011 fair value related to the agreement which were anticipated at that time had the agreement continued after June 30, 2013.
Hard Rock Licensing Impairment. During the second quarter of 2012, with forecasted net revenues differing from expectations, the Company performed an interim impairment analysis of the Hard Rock trademark. This analysis resulted in an impairment charge of $3.0 million for the second quarter of 2012. During the fourth quarter of 2012, the Company completed its annual impairment analysis of the Hard Rock trademark, which resulted in an additional impairment charge of $12.0 million due to updated forecasts and market conditions. The fair value of Hard Rock Licensing at December 31, 2012 was determined using the discounted cash flow of forecasted net revenues. These impairment charges were the result of reductions in the projected revenue due to the weak market environment.

8.     Accrued Expenses
Accrued expenses consist of the following:

($ in thousands)	March 31, 2012	December 31, 2011
Current
Deferred income	$3,764	$3,202
Capital leases, current	1,485	1,727
Advance room, convention and customer deposits	6,345	7,709
Accrued salaries, payroll taxes and other employee benefits	1,734	2,929
Accrued miscellaneous taxes	2,672	1,683
Outstanding gaming chips and tokens	1,342	1,468
Accrued progressive jackpot and slot club payouts and other liabilities	645	465
Reserve for legal liability claims	3,845	1,927
Advance entertainment sales	293	726
Other accrued liabilities	3,667	5,103
Total current accrued expenses	25,792	26,939
Long term
Capital leases, long term	970	1,170
Total long term accrued expenses	970	1,170
Total accrued expenses	$26,762	$28,109
Certain reclassifications in the above table have been made to prior year amounts to conform to the current year presentation.

9.     Agreements with Related Parties
WG-Harmon
During the three months ended March 31, 2012 and the one month ended March 31, 2011, the Company incurred $0.6 million and $0.2 million, respectively, in management fees payable to WG-Harmon under the Management Agreement (Gaming Operations), Resort Management Agreement and Liquor Management and Employee Services Agreement, collectively (as defined below) which is included in general and administrative on the consolidated statement of operations. There were no amounts payable to WG-Harmon as of March 31, 2012 and December 31, 2011.
Gaming Operations
On March 1, 2011, LVHR entered into the Management Agreement (Gaming Operations) (the “Management Agreement”) with WG-Harmon, pursuant to which WG-Harmon agreed to manage the gaming operations at the Hard Rock Hotel & Casino Las Vegas for LVHR. The term of the Management Agreement began on March 1, 2011 and terminated on June 15, 2012. During the term of the Management Agreement, LVHR paid to WG-Harmon a base fee in the amount of $37,500 per month. LVHR also reimbursed WG-Harmon for reasonable fees and expenses incurred in connection with the performance of WG-Harmon’s duties under such agreement.
On December 22, 2011, the Company received a license from the Nevada Gaming Commission to serve as the operator of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas and we were approved to acquire and own the equity securities of LVHR, subject to the Registration Statement becoming effective. Under Section 12(g)(1) of the Exchange Act, the Registration Statement became effective on December 22, 2011. LVHR became one of our subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas on June 15, 2012. On or about the same date that LVHR became one of our subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas, we restructured and converted LVHR from a Nevada corporation to a Nevada limited liability company known as LVHR Casino, LLC. Upon consummation of the restructure and conversion of LVHR: (i) LVHR Casino, LLC became a mortgage borrower under the Amended Facility and the Second Mortgage; (ii) LVHR Casino, LLC continued to own all of the assets that LVHR acquired on March 2, 2011 that are used at the Hard Rock Hotel & Casino Las Vegas gaming operations, and (iii) the revolving line of credit HRHH Gaming was obligated to make available to LVHR terminated. The Management Agreement terminated on June 15, 2012 without payment of any termination fee.
Non-Gaming Operations
On March 1, 2011, the Company and WG-Harmon entered in a Resort Management Agreement (the “Resort Management Agreement”), pursuant to which WG-Harmon managed the Hard Rock Hotel & Casino Las Vegas, other than the gaming operations and the liquor operations. The term of the Resort Management Agreement began on March 1, 2011 and continued until June 15, 2012, the date upon which LVHR became one of our subsidiaries and we assumed the operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas. During the term of the Resort Management Agreement, the Company paid to WG-Harmon a base fee in the amount of $122,500 per month. In addition to such base fee, WG-Harmon has an incentive management fee based on performance of the adjusted EBITDA of the Hard Rock Hotel & Casino Las Vegas as set forth in the Resort Management Agreement.
On June 15, 2012, the Resort Management Agreement was replaced by the Amended and Restated Management Agreement (the “Amended Resort Management Agreement”). On June 15, 2012, the Company and WG-Harmon entered into the Amended Resort Management Agreement, pursuant to which WG-Harmon will manage the Hard Rock Hotel & Casino Las Vegas, including the gaming operations and the liquor operations. WG-Harmon is required to use commercially reasonable efforts to operate the Hard Rock Hotel & Casino Las Vegas, and has complete discretion and control in all matters related to the management and operation of the Hard Rock Hotel & Casino Las Vegas. The term of the Amended Resort Management Agreement began on June 15, 2012 and will continue until March 31, 2016. During the term of the Amended Resort Management Agreement, the Company will pay WG-Harmon a base fee in the amount of $160,000 per month, payable monthly, which base fee may be decreased to $150,000 per month if WG-Harmon is no longer providing certain construction services to the Company. In addition to such base fee, the Owner will pay WG-Harmon an incentive management fee based on the performance of the adjusted EBITDA of the Hard Rock Hotel & Casino Las Vegas, as set forth in the Amended Resort Management Agreement.

Liquor Management
On March 1, 2011 the Company and WG-Harmon entered into a Liquor Management and Employee Services Agreement (the “Liquor Management Agreement”), relating to non-gaming operations at the Hard Rock Hotel & Casino Las Vegas. The term of the Liquor Management Agreement will terminate concurrently with the termination of the Resort Management Agreement. During the term of the Liquor Management Agreement WG-Harmon will pay to the Company monthly rent of $25,000 and deposit all liquor revenue into a lockbox account maintained by the Company pursuant to the Facility.
Effective December 23, 2011, the Clark County Liquor and Gaming Licensing Board (the “Clark County Board”) approved temporary liquor licenses for the Company to operate the liquor operations at the Hard Rock Hotel & Casino Las Vegas. On April 1, 2012, the Clark County Board approved an extension for the Company to operate the liquor operations at the Hard Rock Hotel & Casino Las Vegas. The Liquor Management Agreement terminated on June 15, 2012, and such responsibilities were absorbed by WG-Harmon under the Amended Resort Management Agreement.
Second Mortgage Loan Agreement
On March 1, 2011, as part of the Assignment, the Company entered into a second mortgage loan agreement with Brookfield Financial (the “Second Mortgage”), a related party. See Note 10, Debt, for further discussion. During the three months ended March 31, 2012 and the one month ended March 31, 2011, the Company accrued interest expense of $1.1 million and $0.3 million, respectively under the Second Mortgage.

10.     Debt
The following table presents debt outstanding as of March 31, 2012 and December 31, 2011:

($ in thousands)	Final	Face value	Book value	Face value	Book value
Project name/lender	maturity	March 31, 2012	March 31, 2012	December 31, 2011	December 31, 2011
Amended facility -Note A/Vegas HR Private Limited	March 1, 2018	$544,553	$456,606	$543,554	$456,658

Amended facility -Note B/Vegas HR Private Limited	March 1, 2018	327,290	145,978	327,290	138,239

Second Mortgage - Brookfield Financial	March 1, 2018	30,000	14,076	30,000	13,802
		901,843	616,660	900,844	608,699
Current portion of long-term debt		—	—	—	—
Total debt		$901,843	$616,660	$900,844	$608,699
The difference between the face and book value of the debt represents debt discounts that are amortized to interest expense using the effective interest method over the term of the debt.
Amended Facility – Note A and Note B
On March 1, 2011, as part of the Assignment, the Company assumed the obligations under the Facility and entered into an amendment thereof (as amended, the “Amended Facility”) pursuant to which the land, building and improvements, equipment, fixtures and all personal properties were pledged as security and collateral.
The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at The London InterBank Offered Rate (LIBOR) plus 2.5% with a 1.5% LIBOR floor (total of 4% at March 31, 2012). In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less than the current interest due, the PIK Interest will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.
Second Mortgage
On March 1, 2011, as part of the Assignment, the Company entered into a Second Mortgage loan agreement with Brookfield Financial in the amount of $30.0 million pursuant to which certain land, building and improvements, equipment, fixtures and personal properties were pledged as security and collateral. The Second Mortgage is subordinate in right of payment to the Amended Facility. The maturity date of the Second Mortgage is March 1, 2018 and provides for an effective interest rate of 15% payable at maturity.
The Amended Facility and Second Mortgage include customary affirmative and negative covenants for similar financings, including, among others, restrictive covenants regarding incurrence of liens, sales or assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any of the Company’s real property and removal of any material article of furniture, fixture or equipment from the Company’s real property. As of March 31, 2012, the Company was in compliance with all covenants.
The outstanding PIK interest related to the Amended Facility as of March 31, 2012 and December 31, 2011 was $9.2 million and $8.2 million, respectively. During the three months ended March 31, 2012 and the one month ended March 31, 2011, the Company recorded PIK interest in the amount of $1.0 million and $1.0 million, respectively. See discussion in Note 1 regarding the potential acceleration of PIK interest on March 1, 2014 and the Company's ability to meet such obligation.
The fair value of our total debt as of March 31, 2012 and December 31, 2011 was approximately $546.4 million and $622.9 million, respectively, which was determined utilizing a discounted cash flow model. The Company has determined that the fair value of its long-term debt is determined utilizing Level 3 inputs.The discount rate was determined utilizing historical market-based equity returns which are adjusted, as necessary, for entity specific factors.

11.     Derivative Instruments
Derivative Instruments – Interest Rate Cap Agreements
All derivative instruments are recorded at fair value included in other current assets. The accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative and the resulting designation. Derivative instruments used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
For derivative instruments designated as cash flow hedges, the effective portion of changes in the fair value of the derivative instrument is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative instrument is recognized directly in earnings. The effectiveness of each hedging relationship is assessed under the hypothetical derivative method, whereby the cumulative change in fair value of the actual derivative instrument is compared to the cumulative change in fair value of a hypothetical derivative instrument having terms that exactly match the critical terms of the hedged transaction. For derivative instruments that do not qualify for hedge accounting or when hedge accounting is discontinued, the changes in fair value of the derivative instrument are recognized directly in earnings.
The objective in using derivative instruments is to add stability to its interest expense and to manage exposure to interest rate movements or other identified risks. Interest rate caps are used as part of a cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate payments in exchange for variable-rate amounts over the life of the agreements without exchange of the underlying principal amount.
 Effective March 28, 2012, the Company purchased two interest rate cap agreements with an aggregate notional amount of $871.8 million and a LIBOR cap of 1.24025% for $0.1 million. These interest rate cap agreements mature April 1, 2013. The Company did not designate these interest rate caps for hedge accounting.

Effective March 1, 2011, the Company purchased two interest rate cap agreements with an aggregate notional amount of $868.5 million and a LIBOR cap of 1.26575% for $0.4 million. These interest rate cap agreements matured on March 1, 2012. The Company has designated these two interest rate caps for hedge accounting as cash flow hedges. Accordingly, the effective portion of the change in fair value of these derivative instruments is recognized in other comprehensive income (loss).
Derivative Instruments – Fair Value
The Company has determined that its derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. To determine the fair value of our interest rate caps the Company utilized the forward yield curve and the market for similar securities. As of March 31, 2012, the fair value of the two interest rate cap agreements was $141,980 included in prepaid expenses and other current assets. As of December 31, 2011, the fair value of the two interest rate cap agreements was zero.

12.     Commitments and Contingencies
 Legal and Regulatory Proceeding
Our subsidiary HRHH IP was one of a number of defendants (“Defendants”) in an action ("Hard Rock IP Action") commenced by Hard Rock Cafe International (USA), Inc. (“HRCI”) on September 21, 2010 in the United States District Court for the Southern District of New York, captioned Hard Rock Cafe International (USA), Inc. v. Hard Rock Hotel Holdings, LLC, et al. asserting certain failures to comply with the terms and requirements of the intellectual property licensure agreements to which the Company was a party. HRCI also commenced a separate arbitration proceeding before the American Arbitration Association with respect to certain claims, originally brought in the Hard Rock IP Action, that were deemed arbitrable by the judge in that action (“HRCI Arbitration”). The HRCI Arbitration arose from the same underlying facts as the Hard Rock IP Action. On June 13, 2013, the parties reached a settlement of both the Hard Rock IP Action and the HRCI Arbitration (“HRCI Settlement”), and the court entered the order of dismissal of the Hard Rock IP Action on June 13, 2013. The terms of the HRCI Settlement do not have a material effect on our business, or the results of operations or financial condition of the Company.
S&H Projects (“S&H”) filed a lawsuit against Hard Rock Hotel, Inc. (“HRHI”) on December 3, 2010 with regard to the closure of the Wasted Space lounge in October 2010, (“S&H Matter”). On August 12, 2013, the parties reached a settlement of the S&H Matter. The terms of the S&H Matter settlement do not have a material effect on our business, or the results of operations or financial condition of the Company.
The Company and affiliates Brookfield Real Estate Financial Partners, LLC, Brookfield Financial, LLC - Series B, and Brookfield Asset Management (US), Inc. are currently amongst a number of defendants (“Defendants”) in an action commenced by Mace Management Group, LLC (“Mace) and Mandown, LLC (“Mandown”) on June 12, 2012 in Nevada’s Eighth Judicial District Court in Clark County, Nevada (the “Mace/Mandown Action”).  The Mace/Mandown Action relates to investments made by Mace/Mandown in Wasted Space Lounge, Rare 120 restaurant, the Johnny Smalls restaurant and Vanity nightclub (collectively, the “Venues”) at the Hard Rock Hotel and Casino Las Vegas. In general, all claims assert that actions taken by Defendants allegedly deprived Mace/Mandown of their initial investment and/or their share of profits from the Venues. The Mace/Mandown Action is in the preliminary stages and management has determined that based on the proceedings to date it does not believe the outcome of this matter will have a material effect on our business, or results of operations or financial condition of the Company.
Dolce Group Vegas, LLC filed a complaint against the Company, and affiliates Brookfield Asset Management (US), Inc., and Brookfield Financial, LLC - Series B, in Nevada’s Eighth Judicial District Court, Clark County, Nevada on July 13, 2011 (“Dolce Matter”). The plaintiff alleges breach of contract with respect to plaintiff’s contract to develop the “Rare 120” steakhouse concept for Hard Rock Hotel. On July 12, 2013, the parties reached a settlement of the Dolce Matter. The terms of the Dolce Matter settlement do not have a material effect on our business, or the results of operations or financial condition of the Company.
On July 27, 2012, the Company received notice of a Demand for Arbitration being filed by Monster Beverage Company (“Monster”) against the Company’s subsidiaries HRHH Hotel/Casino, LLC and HRHH IP, LLC (together the “HRHH Entities”) before the Judicial Arbitration and Mediation Service, or JAMS (the “Monster Beverage Action”).  Monster executed a Binding Letter of Intent with HRHH Hotel/Casino, LLC on November 6, 2009 with an effective date of December 31, 2009 (the "LOI") and a Supplement to The Binding Letter of Intent: Acquisition of Rights in Rehab Recovery Supplement Beverage with HRHH IP, LLC, the intellectual property rights holder dated as of December 31, 2009 (the "Supplement," and together with the LOI and Supplement collectively the “Monster Agreement”). The gravamen of the Monster Beverage Action was a dispute between the HRHH Entities and Monster over rights to the “Rehab” beverage marks and brand.  On August 16, 2013, the arbitrator issued a final arbitration award in favor of Monster which is currently pending appeal. Based upon the terms of the final arbitration award, the outcome of the Monster Beverage Action will not have a material effect on our business, or the results of operations or financial condition of the Company.
We are also subject to a variety of other claims and lawsuits that arise in the ordinary course of our business. We do not believe the outcome of these and the other matters disclosed above will have a material effect on our business, results of operations or financial condition. As of March 31, 2012, the Company accrued $3.5 million for all loss contingency matters and our best estimate of reasonably possible losses in excess of the amount accrued is not material to the financial statements.

13.     Restatement to the 2011 Condensed Consolidated Financial Statements
The previously issued unaudited condensed consolidated financial statements for the month ended March 31, 2011 have been restated to correct errors in the accounting for the acquisition of the Hard Rock Hotel & Casino Las Vegas and other identified immaterial errors. Subsequent to the issuance of the September 30, 2011 interim unaudited condensed consolidated financial statements of the Company, an error from an oversight and misuse of facts was identified in forecasts which had been used to estimate the fair values of the assets acquired and liabilities assumed in the acquisition of the Hard Rock Hotel & Casino Las Vegas as of March 1, 2011. As a result, the Company has corrected the fair values of the assets acquired and liabilities assumed, which as of March 1, 2011 are in aggregate approximately $707.5 million and $622.5 million, respectively. The previously recorded fair values of the assets and liabilities had been $894.8 million and $767.2 million, respectively.
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

The effects of the restatement on the estimated fair value of the assets and liabilities acquired are as follows as of March 1, 2011:

($ in thousands)	As Previously Reported	Adjustment	As Restated
Land, buildings and equipment	$659,330	$(135,399)	$523,931
Intangible assets	185,265	(73,492)	111,773
Other assets	50,236	21,589	71,825
Total assets	$894,831	$(187,302)	$707,529

Long term debt	$722,282	$(139,500)	$582,782
Other liabilities	44,966	(5,265)	39,701
Total liabilities	$767,248	$(144,765)	$622,483
As a result of the restatement of the accounting for the initial acquisition, amounts that had been recognized in the interim unaudited condensed consolidated statement of operations related to the amortization or depreciation of assets acquired have also been restated. In addition, the interim information referred to above has been restated to correct other immaterial misstatements, both individually and in the aggregate, including the recording of depreciation for memorabilia and management fee estimates identified during the preparation of our consolidated financial statements of the period from March 1, 2011 to December 31, 2011 that were not related to the accounting for the acquisition of the Hard Rock Hotel & Casino Las Vegas.
In addition to the restatement noted above, the Company corrected errors due to the oversight of underlying information in the preparation of the consolidated statement of cash flows from operating activities for the period from March 1, 2011 to March 31, 2011:

•
Principal payments on capital leases had been incorrectly included in cash flows from operating activities in other accrued liabilities. Such amounts should have been included in cash flows used in financing activities.

•	Changes in restricted cash accounts had been incorrectly reported on a net basis in investing activities rather than separately as gross inflows and outflows in cash flows from investing activities.

The table below reflects the restated and previously reported Condensed Consolidated Statement of Operations:

	Period from Mar 1, 2011 to March 31, 2011
($ in thousands)	As Previously reported	Adjustment	As Restated
Revenue:
Casino	$3,916	$(17)	$3,899
Lodging	5,134	—	5,134
Food and beverage	6,938	(1)	6,937
Retail	200	—	200
Other	1,815	12	1,827
Gross revenues	18,003	(6)	17,997
Less: Promotional allowances	(1,546)	—	(1,546)
Net revenues	16,457	(6)	16,451

Costs and Expenses:
Casino	2,921	258	3,179
Lodging	1,709	(5)	1,704
Food and beverage	3,479	21	3,500
Retail	143	(3)	140
Other	913	1	914
Marketing	476	(1)	475
Fee and expense reimbursements - related party	150	123	273
General and administrative	3,406	(245)	3,161
Depreciation and amortization	2,743	(262)	2,481
Total costs and expenses	15,940	(113)	15,827
Income from operations	517	107	624
Interest income	(1)	1	—
Interest expense	(6,233)	(202)	(6,435)
Net loss	(5,717)	(94)	(5,811)
Other Comprehensive loss:
Interest rate cap fair market value adjustment, net of tax	(335)	72	(263)
Comprehensive loss	$(6,052)	$(22)	$(6,074)

The table below reflects the restated and previously reported Condensed Consolidated Statement of Cash Flows:

	Period from Mar 1, 2011 to March 31, 2011
($ in thousands)	As Previously reported	Adjustment	As Restated
Cash flows from operating activities
Net loss	$(5,717)	$(94)	$(5,811)
Adjustment o reconcile net loss to net cash
provided by operating activities:
Depreciation	1,738	(34)	1,704
Provision for (write off of) doubtful accounts	55	2	57
Amortization of loan fees and costs		—	—
Amortization of intangibles	1,005	(228)	777
Amortization of fair value adjustments of debt	2,200	(553)	1,647
Accrued non-cash interest applied to principal	972	—	972
Change in value of interest rate caps net of		—
premium amortization included in net loss	(72)	72	—
(Increase) decrease in assets:
Accounts receivable	(1,573)	(2)	(1,575)
Inventories	(318)	(1,033)	(1,351)
Prepaid expenses	(1,355)	1,037	(318)
Related party receivable	—	—	—
Increase (decrease) in liabilities:		—
Accounts payable	(4,366)	2,960	(1,406)
Related party payable	15	108	123
Other accrued liabilities	(500)	(1,037)	(1,537)
Accrued long term interest payable	654	—	654
Net cash (used in) provide by operating activities	(7,262)	1,198	(6,064)
Cash flows from investing activities
Purchases of property and equipment	(692)	(552)	(1,244)
Payments on construction related payables	718	(718)	—
Restricted cash contributions	—	(31,507)	(31,507)
Restricted cash withdrawals	—	7,820	7,820
Increase (reduction) in restricted cash	(23,463)	23,463	—
Net cash (used in) investing activities	(23,437)	(1,494)	(24,931)
Cash flows from financing activities
Proceeds from borrowings	13,000	—	13,000
Proceeds from members' equity contribution	18,627	—	18,627
Purchase of interest rate caps	(372)	—	(372)
Principal payments on capital leases	—	(396)	(396)
Net cash provided by financing activities	31,255	(396)	30,859
Net increase (decrease) in cash and cash equivalents	556	(692)	(136)
Cash and cash equivalents, beginning of period	20,191	—	20,191
Cash and cash equivalents, end of period	$20,747	$(692)	$20,055

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net
of amounts capitalized	$—	$—	$—

Supplemental Disclosure Non-cash Investing
and Financing Activities
Construction related payables	—	582	582

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for “forward-looking statements” made by or on behalf of a company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“ SEC ”), which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” “expects” or other similar words or expressions are intended to identify forward-looking statements. We caution that these and similar statements are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to, continued adverse economic and market conditions, particularly in levels of spending in the hotel, resort and casino industry in Las Vegas, Nevada; the seasonal nature of the hotel, casino and resort industry; the use of the “Hard Rock” brand name by entities other than us; costs associated with compliance with extensive regulatory requirements; increases in interest rates and operating costs; increases in uninsured and underinsured losses; risks associated with conflicts of interest with entities which control us; the loss of key members of our senior management; the impact of any material litigation; risks related to natural disasters; changes in the competitive environment in our industry; hostilities, including future terrorist attacks, or fear of hostilities that affect travel; and other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 and subsequently filed Quarterly Reports on Form 10-Q in the section entitled “Risk Factors” and in this report in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.
Overview
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 and our consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in any forward-looking statements as a result of certain factors, including but not limited to, those factors set forth in the section entitled “Forward-Looking Statements” and elsewhere in this report and in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and subsequently filed Quarterly Reports on Form 10-Q.
Within this management’s discussion and analysis of financial condition and results of operation for the period from March 1, 2011 to March 31, 2011 and for the three months ended March 31, 2012, references to the “Company,” “we,” “us,” or “our” refer to BREF HR, LLC, and references to “HRH Holdings” for the period from January 1, 2011 to February 28, 2011 refer to Hard Rock Hotel Holdings, LLC.
The following discussion and analysis covers periods both prior and subsequent to the Assignment as discussed in Item 1. HRH Holdings’ historical consolidated financial statements included herein represent the financial condition, results of operations and liquidity of the Hard Rock Hotel & Casino during the period prior to March 1, 2011. Our historical consolidated financial statements included herein for the period following the closing of the Assignment represent our financial condition, results of operation and liquidity after the Assignment. As a result of various factors, the financial condition, results of operations and liquidity for the periods beginning on or after March 1, 2011 may not be comparable to the information prior to that date. For comparative purposes, below we have included the combined results of operations for the quarter ended March 31, 2011, which include periods of operation by HRH Holdings and the Company. While the Company believes that a comparison of the results of operations for this period provides useful information regarding the changes in operating data between the periods, not all of the data is comparable due to the impact that the Assignment has had on the amount of interest expense and depreciation and amortization we incur.
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

The following are key gaming industry-specific measurements we use to evaluate casino revenues. “Table game drop,” “slot machine handle” and “race and sports book write” are used to identify the amount wagered by patrons for a casino table game, slot machine or racing events and sports games, respectively. “Drop” and “Handle” are abbreviations for table game drop and slot machine handle. “Table game hold percentage,” “slot machine hold percentage” and “race and sports book hold percentage” represent the percentage of the total amount wagered by patrons that the casino has won. Such hold percentages are derived by dividing the amount won by the casino by the amount wagered by patrons. Based on historical experience, in the normal course of business we expect table games net hold percentage for any period to be within the range of 12% to 16% and slot machine hold percentage for any period to be within the range of 4% to 7%. For the period beginning on March 1, 2011 the Company is beneficiary of rental payments under the Casino Lease, which includes results relating to the sports book and other operations at the Hard Rock Hotel & Casino Las Vegas for which LVHR receives certain rental payments.
The previously reported amounts for the period from March 1, 2011 to March 31, 2011 have been adjusted to reflect the restatement discussed at Note 13 to our condensed consolidated financial statements.

Results of Operations of the Company for the Three Months Ended March 31, 2012 Compared to the Combined Results of Operations of the Company and HRH Holdings for the Three Months Ended March 31, 2011
The following table presents results of operations data as reported in the Company’s and HRH Holdings’ consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires that we separately present the Company and HRH Holdings results. Management believes reviewing the operating results for the three months ended March 31, 2011 by combining the results of the HRH Holdings and Company periods is more useful in identifying any trends in, or reaching conclusions regarding, our overall operating performance. Accordingly, the table below presents the non-GAAP combined results for the three months ended March 31, 2011, which is also the period we compare when computing percentage change from prior year, as we believe this presentation provides the most meaningful basis for comparison of our results and it is how management reviews operating performance. The combined operating results may not reflect the actual results we would have achieved had the Assignment closed prior to March 1, 2011 and may not be predictive of future results of operations.

	Company		Company	HRH Holdings, LLC	$ Change	% Change
($ in thousands)	Three months ended March 31, 2012	Three months ended March 31, 2011 (Combined)	Period from Mar 1, 2011 to March 31, 2011	Period from Jan 1, 2011 to Feb 28, 2011	2012 vs 2011
Statement of Operations Data:
Revenue
Casino	$11,591	$9,872	$3,899	$5,973	$1,719	17.4%
Lodging	16,160	14,356	5,134	9,222	1,804	12.6
Food and beverage	18,666	19,327	6,937	12,390	(661)	(3.4)
Retail	785	626	200	426	159	25.4
Other	9,539	6,418	1,827	4,591	3,121	48.6
Gross revenues	56,741	50,599	17,997	32,602	6,142	12.1
Less: Promotional allowances	(5,493)	(4,891)	(1,546)	(3,345)	(602)	(12.3)
Net revenues	51,248	45,708	16,451	29,257	5,540	12.1

Costs and Expenses:
Casino	9,286	8,845	3,179	5,666	441	5.0
Lodging	5,083	4,826	1,704	3,122	257	5.3
Food and beverage	9,729	9,248	3,500	5,748	481	5.2
Retail	526	413	140	273	113	27.4
Other	5,908	3,791	914	2,877	2,117	55.8
Marketing	2,195	1,318	475	843	877	66.5
Fee and expense reimbursements	710	1,205	273	932	(495)	(41.1)
General and administrative	8,918	9,550	3,161	6,389	(632)	(6.6)
Depreciation and amortization	8,420	13,339	2,481	10,858	(4,919)	(36.9)
Pre-opening	83	—	—	—	83	100.0
Total costs and expenses	50,858	52,535	15,827	36,708	(1,677)	(3.2)
(Loss) income from operations	390	(6,827)	624	(7,451)	7,217	105.7
Interest income	17	8	—	8	9	112.5
Interest expense	(22,084)	(21,305)	(6,435)	(14,870)	(779)	(3.7)
Gain on forgiveness of debt	—	32,460	—	32,460	(32,460)	(100.0)
(Loss) income before income tax expense	(21,677)	4,336	(5,811)	10,147	(26,013)	(599.9)
Income tax (benefit) expense	—	141	—	141	(141)	(100.0)
Net (Loss) income	$(21,677)	$4,195	$(5,811)	$10,006	$(25,872)	(616.7)%
Casino Revenues. The Company did not directly earn any casino revenues, for the period from March 1, 2011 to March 31, 2011 and the quarter ended March 31, 2012. However, the Company has included revenues earned by LVHR during such period in its consolidated financial statements in accordance with applicable guidance relating to variable interest entities.
Casino revenues for the three months ended March 31, 2012 increased $1.7 million to $11.6 million when compared to the same period in 2011. The increase in casino revenues was primarily due to a $1.2 million or 32.9% increase in slot revenue and a $0.6 million or 9.6% increase in table games revenue.
Slot. Slot machine revenues for the three months ended March 31, 2012 increased $1.2 million to $4.7 million when compared to the same period in 2011. Slot machine handle decreased $28.6 million from $106.3 million to $77.7 million. Slot machine hold percentage increased to 6.1% from 3.3%. The number of slot machines in operation decreased to 599 from 695, a decrease of 96 machines. The net result of these changes in handle, hold percentage and average number of slot machines in operation was an increase in net win per slot machine per day to $86.81 from $56.91, an increase of $29.90 or 52.5%. Management believes the decrease in slot handle was due to increased competition coupled with ongoing construction projects on the casino floor.
Table Games. Table games revenues for the three months ended March 31, 2012 increased $0.6 million to $6.7 million when compared to the same period in 2011. Table games drop decreased $0.5 million or 0.9% to $61.3 million. Management believes the decrease in table games drop was due to increased competition from other hotel/casinos on the Las Vegas strip. Table games hold percentage increased 1.1% to 11.0% from 9.9%. The average number of table games in operations decreased to 76 from 78 tables. The net result of these changes in drop and hold percentage was an increase in win per table game per day to $975 from

$873, or 11.7%. We have historically reported table games hold percentage using the gross method, while casinos on the Las Vegas Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Las Vegas Strip, our net hold percentage for the three months ended March 31, 2012 was 13.3% compared to 12.5% for the three months ended March 31, 2011. Management believes the decrease in table games drop was due to increased competition coupled with ongoing construction projects on the casino floor.
Lodging Revenues. Lodging revenues for the three months ended March 31, 2012 increased $1.8 million to $16.2 million when compared to the same period in 2011. The increase in lodging revenues was primarily due to a 3.6% increase in total occupied rooms to 115,535 from 111,472 and an increase in the average daily rate of $9.63 to $138.13 or 7.5%.
Food and Beverage Revenues. Food and beverage revenues for the three months ended March 31, 2012 decreased $0.7 million to $18.7 million when compared to the same period in 2011. The $0.7 million decrease in food and beverage revenues was primarily due to a change in night club operations and the timing of banquet events. The decrease was partially offset by an increase in revenues due to the increase in hotel occupancy.
Retail Revenues. Retail revenues for the three months ended March 31, 2012 increased $0.2 million to $0.8 million when compared to the same period in 2011. The increase in retail revenues was primarily the result of having nine more events during the first three months of 2012 compared to the same period in 2011.
Other Revenues. Other revenues for the three months ended March 31, 2012 increased $3.1 million to $9.5 million when compared to the same period in 2011. The increase in other revenues was primarily the result of having nine more events during the first three months of in 2012 compared to the first three months of 2011.
Promotional Allowances. Promotional allowances furnished to customers on a complimentary basis for the three months ended March 31, 2012 increased $0.6 million or 12.3% to $5.5 million when compared to the same period in 2011. As a percentage of gross revenues, promotional allowances decreased to 9.6% compared to 9.7% for the three months ended March 31, 2011.
Casino Expenses. Casino expenses for the three months ended March 31, 2012 increased $0.4 million or 5.0% to $9.3 million when compared to the same period in 2011. The increase was primarily due to an increase in the estimated cost incurred by the Company to provide complementaries to casino customers and were partially offset by a decrease in returned markers.
Lodging Expenses. Lodging expenses for the three months ended March 31, 2012 increased $0.3 million or 5.3% to $5.1 million when compared to the same period in 2011. Lodging expenses in relation to lodging revenues decreased to 31.5% for the three months ended March 31, 2012. The increase in lodging expenses was primarily due to operating cost associated with the increase in occupied rooms.
Food and Beverage Expenses. Food and beverage expenses for the three months ended March 31, 2012 increased $0.5 million to $9.7 million or 5.2% when compared to the same period in 2011. Food and beverage expenses in relation to food and beverage revenues increased to 52.1% from 47.9% in the prior period. The increase in food and beverage expense was primarily the result of increased costs associated with nightclub operations.
Retail Expenses. Retail expenses for the three months ended March 31, 2012 increased $0.1 million or 27.4% to $0.5 million when compared to the same period in 2011. Retail expenses in relation to retail revenues increased to 67.0% from 66.0%, primarily due to an increase in the cost of retail merchandise.
Other Expenses. Other expenses for the three months ended March 31, 2012 increased $2.1 million or 55.8% to $5.9 million compared to the same period in 2011. This increase was primarily due to an increase in artist fees and related production costs as a result of having nine more concerts.
Marketing. Marketing expenses for the three months ended March 31, 2012 increased $0.9 million or 66.5% to $2.2 million when compared to the same period in 2011. Marketing in relation to gross revenues increased to 3.9% from 2.6%. The increase in marketing expenses was primarily due to an increase in advertising and personnel in an effort to drive brand awareness in our competitive market.
General and Administrative. General and administrative expenses for the three months ended March 31, 2012 decreased $0.6 million or 6.6% to $8.9 million when compared to the same period in 2011. General and administrative expenses in relation to gross revenues decreased to 15.7% from 18.9%. The decrease in general and administrative was primarily due to a decrease in the assessed property taxes and a decrease in management bonuses.
Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2012 decreased $4.9 million or 36.9% to $8.4 million when compared to the same period in 2011. The decrease in depreciation and amortization expense is a result of the revaluation of the assets at the time of the Assignment.

Interest Expense. Interest expense for the three months ended March 31, 2012 decreased $0.8 million or 3.7% to $22.1 million when compared to the same period in 2011. The decrease in interest expense is primarily the result of the decrease in the interest rate of debt after the Assignment. This decrease is partially offset by the increase in interest expense due to debt discount amortization as part of the Assignment. A total of $7.0 million of interest expense is a result of debt discount amortization under the Amended Facility and Second Mortgage during the three months ended March 31, 2012 compared to $1.6 million during the one month ended March 31, 2011.

CRITICAL ACCOUNTING POLICIES
A description of the Company’s critical accounting policies can be found in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2012, we had $15.4 million in available cash and cash equivalents. As of March 31, 2012, our total debt was $901.8 million with a carrying value of $616.7 million and total members' deficit was $1.1 million.
The Amended Facility. On March 1, 2011, HRH Holdings, the Mortgage Lender, Brookfield, NRFC, the Morgans Parties and certain affiliates of DLJMBP, as well as other interested parties entered into the Settlement Agreement pursuant to which it was agreed that the membership interests of HRHH JV Junior Mezz and HRHH Gaming Junior Mezz were to be transferred to the Company.
As part of the Assignment, the Company assumed the obligations under the Facility and entered into the Amended Facility pursuant to which the land, building and improvements, equipment, fixtures and all personal properties relating to the Hard Rock Hotel & Casino were pledged as security and collateral. See further discussion at Note 1, Company Structure.
Liquidity Requirements
As of March 31, 2012, we had total current assets of $35.8 million, including $15.4 million in available cash and cash equivalents and $31.9 million of current and long-term restricted cash reserves held in accordance with certain of our subsidiaries’ loan agreements and gaming regulatory requirements. As of March 31, 2012, we had total current liabilities of $30.5 million.
Short-Term Liquidity Requirements. We expect our liquidity requirements to consist primarily of funds necessary to pay operating expenses associated with our subsidiaries’ hotel and casino operations, interest, payment of principal, fees and expenses under certain of our subsidiaries’ loan agreements (including required deposits into reserve accounts) and capital expenditures associated with the Hard Rock Hotel & Casino Las Vegas. Anticipated sources of our liquidity needs include our subsidiaries’ existing working capital, cash provided by our subsidiaries’ operations and our subsidiaries’ non-restricted cash reserves. We expect to be able to meet our short-term liquidity needs through existing working capital and cash provided by our operations. For the three months ended March 31, 2012, the Company incurred cash interest payments of $7.9 million.
Long-Term Liquidity Requirements. Our long-term liquidity requirements include funds necessary to pay debt under the Amended Facility and Second Mortgage.
Our ability to service our contractual obligations and commitments will be dependent on availability of operating cash and on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.
The outstanding PIK interest as of September 30, 2013, March 31, 2012 and December 31, 2011 was $31.7 million, $9.2 million and $8.2 million, respectively. The Amended Facility allows the Company to accrue 'payable in kind' interest ('PIK interest'), representing the difference between interest accruing under the Amended Facility and the amounts paid. The PIK interest becomes due and payable on March 1, 2014, dependent upon whether the operating performance of the Company has met a defined threshold ('debt yield threshold') for the twelve month period ending March 1, 2014. The outstanding PIK interest as of December 31, 2012, was $18.5 million and, subsequent to December 31, 2012, the outstanding PIK interest has increased to approximately $31.7 million as of September 30, 2013. The Company does not currently believe that the operating performance will meet the debt yield threshold as defined in the Amended Facility. Accordingly, the accrued PIK interest payment is expected to be due and payable on March 1, 2014. We currently believe the Company will not meet the specified debt yield threshold. As of the date of this filing, we have begun to assess options, including negotiating a waiver of this requirement from the lender, seeking approval from the lender to use cash reserves to satisfy a portion of this potential obligation, selling off a portion of existing collateral, or attempting to obtain additional borrowings from other sources. If we are unable to restructure our indebtedness, find alternative financing sources on acceptable terms, or obtain approval from the lender to use our cash reserves to satisfy a portion of this potential obligation, we risk losing some or all of our property to foreclosure.
The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at LIBOR plus 2.5% with a 1.5% LIBOR floor (total of 4% at March 31, 2012). In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less than the current interest due, the interest shortfall will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest, as PIK interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.
The maturity date of the Second Mortgage is March 1, 2018 and provides for an effective interest rate of 15% payable at maturity.
Cash Flows for the Three Months Ended March 31, 2012 for the Company and HRH Holdings
Operating Activities. Our operating cash flows primarily consist of our operating income (excluding non-cash charges), interest paid and changes in working capital accounts such as receivables, inventories, prepaid expenses and payables. Net cash used in operating activities amounted to $0.6 million for the three months ended March 31, 2012, compared to $2.0 million net cash used in operating activities for the three months ended March 31, 2011.
Investing Activities. Net cash used in investing activities amounted to $0.2 million for the three months ended March 31, 2012, compared to $8.6 million net cash used in investing activities for three months ended March 31, 2011. For the three months ended March 31, 2012, payments were primarily incurred for ordinary course capital expenditures. The $8.4 million decline in investing activities primarily relates to the $30 million contribution to restricted cash related to the Second Mortgage for the one month period ended March 31, 2011.
Financing Activities. For the three months ended March 31, 2012, the Company had net cash used in financing activities of $0.6 million, as compared to $15.7 million net cash proved by financing activities for the three months ended March 31, 2011. The decrease in net cash provided by financing activities was primarily attributable to $13.0 million of additional borrowings and $18.6 million of equity contributions from our Second Mortgage holder during the three months ended March 31, 2011.
Capital Expenditures, Interest Expense and Reserve Funds
The Company is obligated to maintain reserve funds for capital expenditures at the Hard Rock Hotel & Casino Las Vegas as determined pursuant to the Amended Facility. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. The Amended Facility requires the subsidiaries to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock Hotel & Casino Las Vegas’ gross revenues and requires that the funds be set aside in restricted cash. As of March 31, 2012, the Company had restricted cash in a working capital reserve account of $26.1 million, and in addition $1.8 million was available in restricted cash reserves for future capital expenditures in the replacements and refurbishments reserve fund.
The Company also has funded a general reserve account and an equity/accrual subaccount, as required under the Amended Facility. In addition, pursuant to gaming requirements certain of our subsidiaries maintain up to $8.0 million in reserve for their gaming operations, which in accordance with the Amended Facility is not deposited into the cash management account described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under the Amended Facility has a variable interest rate. We use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2012, our total outstanding variable rate debt was $871.8 million.
Effective March 28, 2012, the Company has entered into two hedge agreements which cap LIBOR at 1.24025%. At March 31, 2012, the LIBOR rate was 0.241% on the total outstanding debt, thereby making our cap out of the money. Due to a LIBOR floor of 1.5% currently in place, the LIBOR rate would have to exceed the LIBOR floor for our interest expense to be affected and any decrease in interest rates would not decrease interest expense. Subject to the cap and the LIBOR floor, as of March 31, 2012, a change in market rates would only have an impact on interest expense for market rates between the LIBOR cap and the LIBOR floor, as at this level the interest rate cap becomes “in the money” and will at that point begin to reduce the Company’s interest expense. Due to the LIBOR floor, a decrease in market interest rates would not decrease our annual interest expense.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of our principal executive and financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures, as described below. As a result of those material weaknesses, our principal executive and financial officers have concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effectuated by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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
The Company’s management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2012, because of material weaknesses in internal controls as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statement will not be prevented, or detected and corrected on a timely basis. We identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal controls over financial reporting at March 31, 2012:

•
We identified errors in the presentation of the statement of cash flows resulting in a restatement of the 2011 consolidated statement of cash flows. This represents a deficiency in the operating effectiveness of our internal controls over the preparation and review of the consolidated statement of cash flows.

•
Deficiencies in the operating effectiveness of the Company’s internal controls related to significant and unusual contracts and transactions such as the accounting and disclosure for business acquisitions.

Remediation Plans for Material Weakness in Internal Control over Financial Reporting
The Company hired a new Chief Financial Officer in the third quarter of 2012 and additional financial accounting resources in 2013 to remediate the material weaknesses describe above. The Company has developed a plan to file the delinquent financial reports and to become current with its filings in 2014. This plan includes improvements in the design and effectiveness of internal control over financial reporting.
Changes in Internal Control Over Financial Reporting during the Quarter Ended March 31, 2012
There were no changes in our internal control over financial reporting that occurred in the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
For discussions of legal proceedings, refer to Note 12, “Commitments and Contingencies,” to our consolidated financial statements, included elsewhere in this Quarter Report on Form 10-Q.
Item 1A. Risk Factors
You should carefully consider the risks discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
Exhibit 31(a), (b) Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 32(a), (b) 18 U.S.C. Section 1350 Certifications
Exhibit 101 Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREF HR, LLC, by its manager, BREF HR Management, LLC
Date: December 20, 2013	By:	/s/ Andrea Balkan
Authorized Representative