Form 10-Q
period 2012-06-30
BREF HR, LLC
filed 2013-12-23
CIK 1531537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2012
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BREF HR, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

($ in thousands)	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and Cash equivalents	$14,443	$16,818
Accounts receivable, net	7,721	8,054
Inventories	2,566	2,569
Prepaid expenses and other current assets	4,472	3,311
Investment in joint venture	2,104	—
Related party receivable	533	759
Restricted cash	3,696	4,632
Total current assets	35,535	36,143
Property and equipment, net of accumulated depreciation and amortization	505,781	511,351
Intangible assets, net	97,415	104,000
Restricted cash	25,538	28,958
Total assets	$664,269	$680,452

Liabilities and Members' Equity (Deficit)
Current liabilities:
Accounts payable	$7,564	$3,430
Construction related payables	219	235
Accrued expenses	24,458	26,939
Total current liabilities	32,241	30,604
Long term accrued expenses	797	1,170
Long term interest payable	31,650	19,590
Long term debt	608,978	594,897
Long term debt - due to affiliate	14,369	13,802
Total long term liabilities	655,794	629,459
Total liabilities	688,035	660,063

Members' equity (deficit):
Paid-in capital	86,673	86,673
Accumulated other comprehensive loss	—	(203)
Accumulated deficit	(110,439)	(66,081)
Total members' equity (deficit)	(23,766)	20,389
Total liabilities and members equity (deficit)	$664,269	$680,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREF HR, LLC
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)

	Company				HRH Holdings, LLC
		AS RESTATED - SEE NOTE 13		AS RESTATED - SEE NOTE 13
($ in thousands)	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Period from Mar 1, 2011 to June 30, 2011	Period from Jan 1, 2011 to Feb 28, 2011
Revenue:
Casino	$10,530	$10,896	$22,121	$14,795	$5,973
Lodging	17,035	15,906	33,196	21,040	9,222
Food and beverage	24,605	26,313	43,270	33,250	12,390
Retail	637	843	1,422	1,043	426
Other	6,688	7,816	16,227	9,643	4,591
Gross revenues	59,495	61,774	116,236	79,771	32,602
Less: Promotional allowances	(5,193)	(4,527)	(10,686)	(6,073)	(3,345)
Net revenues	54,302	57,247	105,550	73,698	29,257

Costs and Expenses:
Casino	8,975	8,814	18,288	11,993	5,666
Lodging	5,486	5,066	10,569	6,770	3,122
Food and beverage	13,603	13,092	23,303	16,592	5,748
Retail	424	518	951	658	273
Other	3,785	4,915	9,695	5,829	2,877
Marketing	2,574	1,480	4,771	1,955	843
Fee and expense reimbursements - related party	450	884	1,234	1,157	932
General and administrative	9,117	9,360	17,960	12,521	6,389
Depreciation and amortization	7,597	7,446	16,017	9,927	10,858
Pre-opening	88	—	170	—	—
Impairment of intangible assets	3,000	—	3,000	—	—
Total costs and expenses	55,099	51,575	105,958	67,402	36,708
(Loss) income from operations	(797)	5,672	(408)	6,296	(7,451)
Interest income	9	24	27	23	8
Interest expense	(21,893)	(19,785)	(43,977)	(26,219)	(14,870)
Gain on forgiveness of debt	—	—	—	—	32,460
(Loss) income before income tax expense	(22,681)	(14,089)	(44,358)	(19,900)	10,147
Income tax expense	—	—	—	—	141
Net (Loss) income	$(22,681)	$(14,089)	$(44,358)	$(19,900)	$10,006
Other Comprehensive (loss) income:
Interest rate cap fair market value adjustment, net of tax	—	(70)	203	(333)	335
Comprehensive (loss) income	$(22,681)	$(14,159)	$(44,155)	$(20,233)	$10,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREF HR, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Company		HRH Holdings, LLC
		AS RESTATED - SEE NOTE 13
	Six Months Ended June 30, 2012	Period from Mar 1, 2011 to June 30, 2011	Period from Jan 1, 2011 to Feb 28, 2011
($ in thousands)
Cash flows from operating activities
Net income (loss)	$(44,358)	$(19,900)	$10,006
Adjustment to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	12,432	6,818	10,307
Gain on forgiveness of debt	—	—	(32,460)
Provision for (recovery of) doubtful accounts	(435)	715	5
Amortization of loan fees and costs	—	—	2,200
Impairment of intangible assets	3,000	—	—
Amortization of intangible assets	3,585	3,109	551
Amortization of debt discount	13,742	6,685
Accrued non-cash interest applied to principal	1,906	972
Change in value of interest rate caps net of
premium amortization	340	1	335
Loss on sale of assets	8	—	—
Deferred income taxes	—	—	141
(Increase) decrease in assets:
Accounts receivable	768	426	(1,065)
Inventories	3	(515)	508
Prepaid expenses	(1,156)	(1,663)	33
Related party receivable	226	—	4
Increase (decrease) in liabilities:
Accounts payable	4,134	(1,416)	66
Related party payable	—	557	945
Other accrued liabilities	(2,000)	(300)	6,916
Accrued interest payable	12,060	7,352	5,529
Net cash provided by operating activities	4,255	2,841	4,021
Cash flows from investing activities
Purchases of property and equipment	(6,865)	(1,938)	(137)
Payments on construction related payables	(16)	(53)	(44)
Reduction (increase) in restricted cash	—	—	16,527
Restricted cash contributions	(5,097)	(34,743)	—
Restricted cash withdrawals	9,453	9,304	—
Purchase of joint venture investment	(2,104)	—	—
Proceeds from sale of operating assets	(5)	—	—
Net cash (used in) provided by investing activities	(4,634)	(27,430)	16,346
Cash flows from financing activities
Proceeds from borrowings	—	13,000	—
Proceeds from members' equity contribution	—	18,627	—
Repayments on borrowings	(1,000)	(972)	(15,199)
Purchase of interest rate caps	(142)	(372)	—
Principal payments on capital leases	(854)	(1,034)	—

Continued on next page

	Company		HRH Holdings, LLC
		AS RESTATED - SEE NOTE 13
	Six Months Ended June 30, 2012	Period from Mar 1, 2011 to June 30, 2011	Period from Jan 1, 2011 to Feb 28, 2011
($ in thousands)
Net cash (used in) provided by financing activities	(1,996)	29,249	(15,199)
Net (decrease) increase in cash and cash equivalents	(2,375)	4,660	5,168
Cash and cash equivalents, beginning of period	16,818	20,191	15,023
Cash and cash equivalents, end of period	$14,443	$24,851	$20,191

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net
of amounts capitalized	$16,820	—	$8,245

Supplemental Disclosure Non-cash Investing
and Financing Activities
Construction related payables	$219	$528	$2,450
Long-term debt in exchange for land	—	—	(52,158)
Land provided in exchange for forgiveness of debt	—	—	22,000
Deferred financing cost	—	—	276
Forgiveness of accrued interest in exchange for land	—	—	(2,578)
Gain on forgiveness of debt in exchange for land	—	—	(32,460)

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
The Company's Going Concern
The Company incurred a loss of $44.4 million for the six months ended June 30, 2012, and has a net members' deficit of $23.8 million as of June 30, 2012. The Amended Facility allows the Company to accrue 'payable in kind' interest ("PIK interest"), representing the difference between interest accruing under the Amended Facility and the amounts paid. The PIK interest becomes due and payable on March 1, 2014, dependent upon whether the operating performance of the Company has met a defined threshold ("debt yield threshold") for the twelve month period ending March 1, 2014. The outstanding PIK interest as of June 30, 2012 and December 31, 2011 was $9.1 million and $8.2 million, respectively. The outstanding PIK interest as of December 31, 2012, was $18.5 million and, subsequent to December 31, 2012, the outstanding PIK interest has increased to approximately $31.7 million as of September 30, 2013. The Company does not currently believe that the operating performance will meet the debt yield threshold as defined in the Amended Facility. Accordingly, the accrued PIK interest payment is expected to be due and payable on March 1, 2014. We currently do not believe the Company will have sufficient funds to satisfy the expected PIK interest payment on March 1, 2014. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently assessing its options, including negotiating a waiver of this requirement from the lender, seeking approval from the lender to use cash reserves to satisfy a portion of this potential obligation, selling off a portion of existing collateral or attempting to obtain additional borrowings from other sources. The Company's ability to continue as a going concern depends upon its ability to restructure its indebtedness, obtain alternative financing on acceptable terms, obtain approval from the lender to use available cash reserves to satisfy a portion of this potential obligation, or a combination thereof. However, there can be no assurance these actions will be successful. We have placed mortgages on our hotel casino property to secure our indebtedness. In the event these actions are unsuccessful, among other lesser remedies, the lender may declare all unpaid principal and accrued interest under the Amended Facility due and payable immediately. To the extent we cannot meet our accelerated demand to meet our debt service obligations, we risk losing some or all of our property to foreclosure. If this occurs, our business and results of operations would be materially adversely affected.
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
The preparation of the condensed consolidated financial statements in conformity with GAAP management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates, and those differences could be material.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries as of and for the six months ended June 30, 2012, the period from March 1, 2011 through June 30, 2011, as of June 30, 2012 and December 31, 2011. The information for the period from January 1, 2011 through February 28, 2011 includes the accounts of HRH Holdings.
Investment in Joint Venture
In June 2012, CDO Restaurant Associates LLC (“CDO”), a Delaware limited liability company, was formed between the Company and Fox Restaurant Concepts, LLC (“Fox”) to operate a restaurant, Culinary Dropout, using leased space at the Hard Rock Hotel and Casino Las Vegas. The Company contributed 80% of the initial construction and pre-opening budget, or $2.1 million, and also loaned CDO $100,000 to cover preopening costs in excess of initial budgeted amounts. The Company determined that the investment in CDO should be accounted for as an equity method investment. The loan bears interest at the greater of 8% or the reference rate publicly announced by Bank of America N.T. & S.A (3.25% at June 30, 2012) plus 4 percent. Loans are required to be repaid before any other distributions of net cash flow. Net cash flow is then distributed in proportion to the Members’ initial capital contributions, plus an 8% preferred return, and, once paid in full, in accordance with the 50% membership interest. The Company accounts for its investment in CDO under the equity method based on applicable accounting guidance as the Company does not hold a controlling financial interest in CDO. For the six months ended June 30, 2012, the Company did not record a gain or loss related to its equity in CDO. At June 30, 2012, the Company’s net investment in CDO is an asset of $2.1 million. The balance is included in other assets in the accompanying consolidated balance sheets at June 30, 2012. There were no distributions to the members for the six months ended June 30, 2012.
CDO leases space from the Company under a ten-year operating lease expiring in August 2022. The lease has one five-year renewal option. Rent is paid monthly at 6% of sales, as defined in the agreement. CDO also pays a management fee of 6% of gross sales to Fox. Both the lease and the management agreement expire in August of 2022.
Consolidations of Variable Interest Entity
Prior to obtaining the necessary gaming approvals on June 15, 2012, we were prohibited from receiving any revenues of the casino at the Hard Rock Hotel & Casino Las Vegas. As such, we entered into the Casino Lease (as defined below) with LVHR, a licensed third party casino operator, and the Resort Management Agreement (as defined at Note 9, Agreements with Related Parties) with WG-Harmon (as defined below) under which WG-Harmon conducts the gaming and other operations at the casino. The Casino Lease provided for base rent equal to $1.25 million per month. In addition to the base rent, LVHR paid for certain rent-related costs.

During the period from March 1, 2011 through June 14, 2012, LVHR Casino, Inc. ("LVHR") was the third party operator of all gaming operations at the Hard Rock Hotel & Casino Las Vegas and the Company did not own any interest in LVHR or its affiliated entities, WG-Harmon, LLC (“WG-Harmon”) and Warner Gaming, LLC. However, the Company, through one of its subsidiaries, entered into a Casino Lease Agreement (“Casino Lease”) with LVHR, pursuant to which it leased the casino premises in exchange for a monthly rent payment. The Casino Lease provided that the Company may terminate the lease upon 30 days prior written notice to LVHR, without payment of any termination fee. In addition, as part of the Casino Lease, the Company was obligated to make available to LVHR a revolving line of credit to be used solely for working capital purposes, specifically to fund any cash flow shortfalls in the casino operations. In addition to the Casino Lease, LVHR and the Company, entered into the Existing Gaming Assets Acquisition Agreement dated as of March 1, 2011, pursuant to which LVHR acquired all of the then existing casino assets used in the gaming operations at the Hard Rock Hotel & Casino Las Vegas. In addition, upon the exercise of the option to acquire the equity of LVHR, the agreement provides for the forgiveness of any accrued rent owed.
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
Due to the consolidation of variable interest entities the following summarized balances of LVHR have been included in our consolidated balance sheets for the periods indicated:

($ in thousands)	December 31, 2011
Assets
Current assets	$16,453
Long-term assets	12,629
Total assets	$29,082

Liabilities & Members' Equity
Current liabilities	$38,818
Long term debt	156
Total liabilities	38,974

Members' equity	(9,892)

Total liabilities & members' equity	$29,082
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

3.    Accounts Receivable, Net
Components of accounts receivable, net consist of the following:

($ in thousands)	June 30, 2012	December 31, 2011
Casino	$2,322	$3,862
Hotel	4,242	3,277
Other	2,086	2,235
	8,650	9,374
Less: allowance for doubtful accounts	(929)	(1,320)
Total accounts receivable, net	$7,721	$8,054
Activity in the allowance for doubtful accounts was as follows:

($ in thousands)
Balance at December 31, 2010	$591
Additions - bad debt expense	2,476
Deductions - write off net of collections	(2,472)
Balance at February 28, 2011 (HRH Holdings)	$595

Balance at March 1, 2011 (Company)	$—
Additions - bad debt expense	715
Deductions - write off net of collections	407
Balance at June 30, 2011 (Company)	$1,122

Balance at December 31, 2011 (Company)	$1,320
Additions - bad debt expense	(435)
Deductions - write off net of collections	44
Balance at June 30, 2012 (Company)	$929

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

($ in thousands)	June 30, 2012	December 31, 2011
Current
Tax reserves	$2,013	$1,921
Insurance reserves	1,091	1,222
Other reserves	360	1,260
Workers' compensation reserves	232	229
Total current restricted cash	3,696	4,632

Long-term
Working capital reserves	23,011	26,554
Available restricted cash reserves for future capital expenditures	2,527	2,404
Total long-term restricted cash	25,538	28,958
Total restricted cash	$29,234	$33,590

5.    Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. Inventories consist of the following:

($ in thousands)	June 30, 2012	December 31, 2011
Restaurants and bars	$1,866	$1,892
Retail merchandise	623	593
Other inventory and operating supplies	77	84
Total inventories	$2,566	$2,569

6.     Property and Equipment, Net
Property and equipment, net consists of the following:

($ in thousands)	June 30, 2012	December 31, 2011
Land	$115,600	$115,600
Buildings and land and building improvements	338,763	337,314
Furniture, fixtures and equipment	73,795	69,182
Memorabilia	6,003	5,953
	534,161	528,049
Less: accumulated depreciation and amortization	(29,468)	(17,038)
Construction in progress	1,088	340
Total property and equipment, net	$505,781	$511,351
Depreciation relating to property and equipment for the Company was $6.1 million and $5.1 million for the three months ended June 30, 2012 and 2011, respectively. Depreciation relating to property and equipment for the Company was $12.4 million for the six months ended June 30, 2012 and $6.8 million for the four month period ended June 30, 2011.
Depreciation relating to property and equipment for HRH Holdings was $10.3 million for the two month period ended February 28, 2011.

7.     Intangible Assets, Net
Intangible assets, net consist of the following:

	December 31, 2011			June 30, 2012
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Accumulated Amortization	Ending	Remaining life (years)

Non-amortizing intangible assets
Hard Rock Licensing	$55,000	$—	$55,000	$55,000	$(3,000)	$—	$52,000	Indefinite
Future Trademark Licensing	7,000	—	7,000	7,000	—	—	7,000	Indefinite
	62,000	—	62,000	62,000	(3,000)	—	59,000
Amortizing intangible assets
In-place contracts	29,000	(2,417)	26,583	29,000	—	(3,867)	25,133	Varies
Monster TM Licensing	2,537	(551)	1,986	2,537	—	(882)	1,655	2.5
Customer Relationships	3,000	(2,500)	500	3,000	—	(3,000)	—	—
Sponsorship Agreements	1,300	(541)	759	1,300	—	(866)	434	0.8
Market leases	1,736	(270)	1,466	1,736	—	(432)	1,304	1.4 - 8.5
Player relationships	10,000	(1,310)	8,690	10,000	—	(2,017)	7,983	8.6
Other	2,200	(184)	2,016	2,200	—	(294)	1,906	8.6
	49,773	(7,773)	42,000	49,773	—	(11,358)	38,415
Total
intangibles, net	$111,773	$(7,773)	$104,000	$111,773	$(3,000)	$(11,358)	$97,415
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
For the three months ended June 30, 2012 and 2011, the Company recorded amortization expense of $1.5 million and $2.3 million respectively. For the six months ended June 30, 2012 and the four month ended June 30, 2011, the Company recorded amortization expense of $3.6 million and $3.1 million, respectively.
Subsequent to June 30, 2012 - Pueblo of Isleta Impairment. On October 13, 2009, HRH Holdings executed a license agreement with the Pueblo of Isleta. Pursuant to the Isleta license agreement, the Company sublicensed certain intellectual property, including the “Hard Rock Hotel” and “Hard Rock Casino” trademarks, to Isleta in connection with a hotel and a casino that Isleta opened in Albuquerque, New Mexico. Under the terms of the Isleta license agreement, Isleta agreed to pay us a certain percentage of its annual gross revenues based on the performance of its Hard Rock Hotel/Casino as well as certain other license fees. On December 24, 2012, Isleta and the Company mutually agreed to terminate the Isleta license agreement. The termination of the Isleta license agreement occurred on June 30, 2013. As part of such termination, the Company recorded an impairment of the Isleta intangible asset included in other licenses of $6.2 million in December 2012. The $6.2 million impairment charge represented discounted future licensing fees included in the March 1, 2011 fair value related to the agreement which were anticipated at that time had the agreement continued after June 30, 2013.
Hard Rock Licensing Impairment. During the second quarter of 2012, with forecasted net revenues differing from expectations, the Company performed an interim impairment analysis of the Hard Rock trademark. This analysis resulted in an impairment charge of $3.0 million for the second quarter of 2012. The fair value of Hard Rock Licensing at June 30, 2012 was determined using the discounted cash flow of forecasted net revenues.

Subsequent to June 30, 2012 - Hard Rock Licensing Impairment. During the fourth quarter of 2012, the Company completed its annual impairment analysis of the Hard Rock trademark, which resulted in an additional impairment charge of $12.0 million due to updated forecasts and market conditions. The fair value of Hard Rock Licensing at December 31, 2012 was determined using the discounted cash flow of forecasted net revenues.
The impairment charges to Hard Rock Licensing were the result of reductions in the projected revenue due to the weak market environment and are included within Impairment of intangible assets reflected in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

8.     Accrued Expenses
Accrued expenses consist of the following:

($ in thousands)	June 30, 2012	December 31, 2011
Current
Deferred income	$3,999	$3,202
Capital leases, current	1,247	1,727
Advance room, convention and customer deposits	4,328	7,709
Accrued salaries, payroll taxes and other employee benefits	3,245	2,929
Accrued miscellaneous taxes	2,517	1,683
Outstanding gaming chips and tokens	976	1,468
Accrued progressive jackpot and slot club payouts and other liabilities	941	465
Reserve for legal liability claims	3,933	1,927
Advance entertainment sales	402	726
Other accrued liabilities	2,870	5,103
Total current accrued expenses	24,458	26,939
Long term
Capital leases, long term	797	1,170
Total long term accrued expenses	797	1,170
Total accrued expenses	$25,255	$28,109
Certain reclassifications in the above table have been made to prior year amounts to conform to the current year presentation.

9.     Agreements with Related Parties
WG-Harmon
During the three months ended June 30, 2012 and 2011, the Company incurred $0.4 million and $0.8 million, respectively in management fees payable to WG-Harmon under the Management Agreement (Gaming Operations), Resort Management Agreement and Liquor Management and Employee Services Agreement, collectively ("WG-Harmon Agreements"), as defined below which is included in general and administrative on the consolidated statement of operations. During the six months ended June 30, 2012 and the four month ended June 30, 2011, the Company incurred $0.9 million and $1.0 million, respectively, in management fees payable under the WG-Harmon Agreements. There were no amounts payable to WG-Harmon as of June 30, 2012 and December 31, 2011.

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
Second Mortgage Loan Agreement
On March 1, 2011, as part of the Assignment, the Company entered into a second mortgage loan agreement with Brookfield Financial (the “Second Mortgage”), a related party. See Note 10, Debt, for further discussion. During the three months ended June 30, 2012 and 2011, the Company accrued interest of $1.2 million and $0.9 million, respectively under the Second Mortgage. During the six months ended June 30, 2012 and the four month ended June 30, 2011, the Company accrued interest of $2.2 million and $1.2 million, respectively under the Second Mortgage.

10.     Debt
The following table presents debt outstanding as of June 30, 2012 and December 31, 2011:

($ in thousands)	Final	Face value	Book value	Face value	Book value
Project name/lender	maturity	June 30, 2012	June 30, 2012	December 31, 2011	December 31, 2011
Amended facility -Note A/Vegas HR Private Limited	March 1, 2018	$544,460	$458,631	$543,554	$456,658

Amended facility -Note B/Vegas HR Private Limited	March 1, 2018	327,290	150,347	327,290	138,239

Second Mortgage - Brookfield Financial	March 1, 2018	30,000	14,369	30,000	13,802
Total debt		901,750	623,347	900,844	608,699
Current portion of long-term debt		—	—	—	—
		$901,750	$623,347	$900,844	$608,699
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
The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at The London InterBank Offered Rate (LIBOR) plus 2.5% with a 1.5% LIBOR floor (total of 4% at June 30, 2012). In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less than the current interest due, the PIK Interest will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.

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
The Amended Facility and Second Mortgage include customary affirmative and negative covenants for similar financings, including, among others, restrictive covenants regarding incurrence of liens, sales or assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any of the Company’s real property and removal of any material article of furniture, fixture or equipment from the Company’s real property. As of June 30, 2012, the Company was in compliance with all covenants.
The outstanding PIK interest related to the Amended Facility as of June 30, 2012 and December 31, 2011 was $9.1 million and $8.2 million, respectively. During the six months ended June 30, 2012 and the four months ended June 30, 2011, the Company recorded PIK interest in the amount of $1.0 million and $1.0 million, respectively. See discussion in Note 1 regarding the potential acceleration of PIK interest on March 1, 2014 and the Company's ability to meet such obligation.
The fair value of our total debt as of June 30, 2012 and December 31, 2011 was approximately $563.2 million and $622.9 million, respectively, which was determined utilizing a discounted cash flow model. The Company has determined that the fair value of its long-term debt is determined utilizing Level 3 inputs. The discount rate was determined utilizing historical market-based equity returns which are adjusted, as necessary, for entity specific factors.

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
 Effective March 28, 2012, the Company purchased two interest rate cap agreements with an aggregate notional amount of $871.8 million and a LIBOR cap of 1.24025% for $0.1 million. These interest rate cap agreements matured April 1, 2013. The Company did not designate these interest rate caps for hedge accounting.

Effective March 1, 2011, the Company purchased 2 interest rate cap agreements with an aggregate notional amount of $868.5 million and a LIBOR cap of 1.26575% for $0.4 million. These interest rate cap agreements matured on March 1, 2012. The Company has designated these 2 interest rate caps for hedge accounting as cash flow hedges. Accordingly, the effective portion of the change in fair value of these derivative instruments is recognized in other comprehensive income (loss).
Derivative Instruments – Fair Value
The Company has determined that its derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. To determine the fair value of our interest rate caps the Company utilized the forward yield curve and the market for similar securities. As of June 30, 2012, the fair value of the two interest rate cap agreements was zero included in prepaid expenses and other current assets. As of December 31, 2011, the fair value of the two interest rate cap agreements was zero.

12.     Commitments and Contingencies
Legal and Regulatory Proceedings
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
We are also subject to a variety of other claims and lawsuits that arise in the ordinary course of our business. We do not believe the outcome of these and the other matters disclosed above will have a material effect on our business, results of operations or financial condition. As of June 30, 2012, the Company accrued $3.5 million for all loss contingency matters and our best estimate of reasonably possible losses in excess of the amount accrued is not material to the financial statements.

13.     Restatement to the 2011 Condensed Consolidated Financial Statements
The previously issued unaudited condensed consolidated financial statements for the three months and four months ended June 30, 2011 have been restated to correct errors in the accounting for the acquisition of the Hard Rock Hotel & Casino Las Vegas and other identified immaterial errors. Subsequent to the issuance of the September 30, 2011 interim unaudited condensed consolidated financial statements of the Company, an error from an oversight and misuse of facts was identified in forecasts which had been used to estimate the fair values of the assets acquired and liabilities assumed in the acquisition of the Hard Rock Hotel & Casino Las Vegas as of March 1, 2011. As a result, the Company has corrected the fair values of the assets acquired and liabilities assumed, which as of March 1, 2011 are in aggregate approximately $707.5 million and $622.5 million, respectively. The previously recorded fair values of the assets and liabilities had been $894.8 million and $767.2 million, respectively.
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

In addition to the restatement noted above, the Company corrected errors due to the oversight of underlying information in the preparation of the consolidated statement of cash flows from operating activities for the period from March 1, 2011 to June 30, 2011:

•
Principal payments on capital leases had been incorrectly included in cash flows from operating activities in other accrued liabilities. Such amounts should have been included in cash flows used in financing activities.

•	Changes in restricted cash accounts had been incorrectly reported on a net basis in investing activities rather than separately as gross inflows and outflows in cash flows from investing activities.
The table below reflects the restated and previously reported Condensed Consolidated Statement of Operations:

	Period from March 1, 2011 to June 30, 2011
($ in thousands)	As Previously reported	Adjustment	As Restated
Revenue:
Casino	$14,742	$53	$14,795
Lodging	21,289	(249)	21,040
Food and beverage	33,001	249	33,250
Retail	1,043	—	1,043
Other	9,892	(249)	9,643
Gross revenues	79,967	(196)	79,771
Less: Promotional allowances	(6,073)	—	(6,073)
Net revenues	73,894	(196)	73,698

Costs and Expenses:
Casino	11,608	385	11,993
Lodging	6,778	(8)	6,770
Food and beverage	16,325	267	16,592
Retail	658	—	658
Other	5,829	—	5,829
Marketing	1,954	1	1,955
Fee and expense reimbursements - related party	1,348	(191)	1,157
General and administrative	12,657	(136)	12,521
Depreciation and amortization	10,975	(1,048)	9,927
Total costs and expenses	68,132	(730)	67,402
Income from operations	5,762	534	6,296
Interest income	23	—	23
Interest expense	(25,056)	(1,163)	(26,219)
Net loss	(19,271)	(629)	(19,900)
Other Comprehensive loss:
Interest rate cap fair market value adjustment, net of tax	(333)	—	(333)
Comprehensive loss	$(19,604)	$(629)	$(20,233)

The table below reflects the restated and previously reported Condensed Consolidated Statement of Operations:

	Period from April 1, 2011 to June 30, 2011
($ in thousands)	As Previously reported	Adjustment	As Restated
Revenue:
Casino	$10,826	$70	$10,896
Lodging	16,155	(249)	15,906
Food and beverage	26,063	250	26,313
Retail	843	—	843
Other	8,077	(261)	7,816
Gross revenues	61,964	(190)	61,774
Less: Promotional allowances	(4,527)	—	(4,527)
Net revenues	57,437	(190)	57,247

Costs and Expenses:
Casino	8,687	127	8,814
Lodging	5,069	(3)	5,066
Food and beverage	12,846	246	13,092
Retail	515	3	518
Other	4,916	(1)	4,915
Marketing	1,478	2	1,480
Fee and expense reimbursements - related party	1,198	(314)	884
General and administrative	9,251	109	9,360
Depreciation and amortization	8,232	(786)	7,446
Total costs and expenses	52,192	(617)	51,575
Income from operations	5,245	427	5,672
Interest income	24	—	24
Interest expense	(18,823)	(962)	(19,785)
Net loss	(13,554)	(535)	(14,089)
Other Comprehensive loss:
Interest rate cap fair market value adjustment, net of tax	2	(72)	(70)
Comprehensive loss	$(13,552)	$(607)	$(14,159)

The table below reflects the restated and previously reported Condensed Consolidated Statement of Cash Flows:

	Period from March 1, 2011 to June 30, 2011
($ in thousands)	As Previously reported	Adjustment	As Restated
Cash flows from operating activities
Net loss	$(19,271)	$(629)	$(19,900)
Adjustment to reconcile net loss to net cash
provided by operating activities:
Depreciation	9,161	(2,343)	6,818
Gain on forgiveness of debt	—	—	—
Provision for (write off of) doubtful accounts	527	188	715
Amortization of intangibles	1,814	1,295	3,109
Amortization of fair value adjustments of debt	5,849	836	6,685
Accrued non-cash interest applied to principal	—	972	972
Change in value of interest rate caps net of
premium amortization	1	—	1
(Increase) decrease in assets:
Accounts receivable	630	(204)	426
Inventories	(515)	—	(515)
Prepaid expenses	(1,692)	29	(1,663)
Increase (decrease) in liabilities:		—
Accounts payable	(1,801)	385	(1,416)
Related party payable	765	(208)	557
Other accrued liabilities	(174)	(126)	(300)
Accrued long term interest payable	7,023	329	7,352
Net cash provide by operating activities	2,317	524	2,841
Cash flows from investing activities
Purchases of property and equipment	(1,627)	(311)	(1,938)
Payments on construction related payables	(53)	—	(53)
Restricted cash contributions	—	(34,743)	(34,743)
Restricted cash withdrawals	—	9,304	9,304
Increase (reduction) in restricted cash	(25,211)	25,211	—
Net cash used in investing activities	(26,891)	(539)	(27,430)
Cash flows from financing activities
Proceeds from borrowings	30,000	(17,000)	13,000
Proceeds from members' equity contribution	—	18,627	18,627
Repayments on borrowings	—	(972)	(972)
Purchase of interest rate caps	(372)	—	(372)
Principal payments on capital leases	—	(1,034)	(1,034)
Net cash provided by financing activities	29,628	(379)	29,249
Net increase in cash and cash equivalents	5,054	(394)	4,660
Cash and cash equivalents, beginning of period	20,191	—	20,191
Cash and cash equivalents, end of period	$25,245	$(394)	$24,851

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net
of amounts capitalized	$12,035	$(12,035)	$—

Supplemental Disclosure Non-cash Investing
and Financing Activities
Construction related payables	1,247	(719)	528

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for “forward-looking statements” made by or on behalf of a company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”), which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” “expects” or other similar words or expressions are intended to identify forward-looking statements. We caution that these and similar statements are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to, continued adverse economic and market conditions, particularly in levels of spending in the hotel, resort and casino industry in Las Vegas, Nevada; the seasonal nature of the hotel, casino and resort industry; the use of the “Hard Rock” brand name by entities other than us; costs associated with compliance with extensive regulatory requirements; increases in interest rates and operating costs; increases in uninsured and underinsured losses; risks associated with conflicts of interest with entities which control us; the loss of key members of our senior management; the impact of any material litigation; risks related to natural disasters; changes in the competitive environment in our industry; hostilities, including future terrorist attacks, or fear of hostilities that affect travel; and other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 and subsequently filed Quarterly Reports on Form 10-Q in the section entitled “Risk Factors” and in this report in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.
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
Within this management’s discussion and analysis of financial condition and results of operation for the period from March 1, 2011 to June 30, 2011 and for the six months ended June 30, 2012, references to the “Company,” “we,” “us,” or “our” refer to BREF HR, LLC, and references to “HRH Holdings” for the period from January 1, 2011 to February 28, 2011 refer to Hard Rock Hotel Holdings, LLC.
The following discussion and analysis covers periods both prior and subsequent to the Assignment as discussed in Item 1. HRH Holdings’ historical consolidated financial statements included herein represent the financial condition, results of operations and liquidity of the Hard Rock Hotel & Casino during the period prior to March 1, 2011. Our historical consolidated financial statements included herein for the period following the closing of the Assignment represent our financial condition, results of operation and liquidity after the Assignment. As a result of various factors, the financial condition, results of operations and liquidity for the periods beginning on or after March 1, 2011 may not be comparable to the information prior to that date. For comparative purposes, below we have included the combined results of operations for the quarter ended June 30, 2011, which include periods of operation by HRH Holdings and the Company. While the Company believes that a comparison of the results of operations for this period provides useful information regarding the changes in operating data between the periods, not all of the data is comparable due to the impact that the Assignment has had on the amount of interest expense and depreciation and amortization we incur.

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
The previously reported amounts for the period from March 1, 2011 to June 30, 2011 and April 1, 2011 to June 30, 2011 have been adjusted to reflect the restatement discussed at Note 13 to our condensed consolidated financial statements.

Results of Operations of the Company for the Three Months Ended June 30, 2012 Compared to the Results of Operations of the Company for the Three Months Ended June 30, 2011

			$ Change	% Change
($ in thousands)	Three months ended June 30, 2012	Three months ended June 30, 2011	2012 vs 2011
Statement of Operations Data:
Revenue
Casino	$10,530	$10,896	$(366)	(3.4)%
Lodging	17,035	15,906	1,129	7.1
Food and beverage	24,605	26,313	(1,708)	(6.5)
Retail	637	843	(206)	(24.4)
Other	6,688	7,816	(1,128)	(14.4)
Gross revenues	59,495	61,774	(2,279)	(3.7)
Less: Promotional allowances	(5,193)	(4,527)	(666)	(14.7)
Net revenues	54,302	57,247	(2,945)	(5.1)

Costs and Expenses:
Casino	8,975	8,814	161	1.8
Lodging	5,486	5,066	420	8.3
Food and beverage	13,603	13,092	511	3.9
Retail	424	518	(94)	(18.1)
Other	3,785	4,915	(1,130)	(23.0)
Marketing	2,574	1,480	1,094	73.9
Fee and expense reimbursements	450	884	(434)	(49.1)
General and administrative	9,117	9,360	(243)	(2.6)
Depreciation and amortization	7,597	7,446	151	2.0
Pre-opening	88	—	88	100.0
Impairment of licenses and trademarks	3,000	—	3,000	100.0
Total costs and expenses	55,099	51,575	3,524	6.8
(Loss) income from operations	(797)	5,672	(6,469)	(114.1)
Interest income	9	24	(15)	(62.5)
Interest expense	(21,893)	(19,785)	(2,108)	(10.7)
Net (Loss) income	$(22,681)	$(14,089)	$(8,592)	(61.0)%
Casino Revenues. The Company did not directly earn any casino revenues, for the period from March 1, 2011 to June 30, 2011 and until June 15, 2012. However, the Company has included revenues earned by LVHR during such period in its consolidated financial statements in accordance with applicable guidance relating to variable interest entities.
Casino revenues for the three months ended June 30, 2012 decreased $0.4 million to $10.5 million when compared to the same period in 2011. The decrease in casino revenues was primarily due to a $0.8 million or 11.3% decrease in table games, offset in part by a $0.4 million or 12.1% increase in slot revenue.
Slot. Slot machine revenues for the three months ended June 30, 2012 increased $0.4 million to $4.1 million when compared to the same period in 2011. Slot machine handle decreased $4.8 million from $79.1 million to $74.2 million. Slot machine hold percentage increased to 5.5% from 4.6%. The number of slot machines in operation decreased to 584 from 623, a decrease of 40 machines. The net result of these changes in handle, hold percentage and average number of slot machines in operation was an increase in net win per slot machine per day to $79.96 from $64.28, an increase of $12.68 or 19.7%. Management believes the decrease in slot handle was due to increased competition coupled with ongoing construction projects on the casino floor.

Table Games. Table games revenues for the three months ended June 30, 2012 decreased $0.8 million to $6.3 million when compared to the same period in 2011. Table games drop decreased $12.5 million or 20.6% to $48.2 million. Table games hold percentage increased 1.4% to 13.1% from 11.7%. The average number of table games in operations decreased to 79 from 95 tables. The net result of these changes in drop and hold percentage was an increase in win per table game per day to $881 from $820, or 7.5%. We have historically reported table games hold percentage using the gross method, while casinos on the Las Vegas Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Las Vegas Strip, our net hold percentage for the three months ended June 30, 2012 was 15.1% compared to 14.9% for the three months ended June 30, 2011. Management believes the decrease in table games drop was due to increased competition coupled with ongoing construction projects on the casino floor.
Lodging Revenues. Lodging revenues for the three months ended June 30, 2012 increased $1.1 million to $17.0 million when compared to the same period in 2011. The increase in lodging revenues was primarily due to a 6.1% increase in total occupied rooms to 119,809 from 112,949 and an increase in the average daily rate of $0.25 to $139.66 or 0.2%.
Food and Beverage Revenues. Food and beverage revenues for the three months ended June 30, 2012 decreased $1.7 million to $24.6 million when compared to the same period in 2011. The $1.7 million decrease in food and beverage revenues was primarily due to a change in night club operations and the timing of banquet events. The decrease was partially offset by an increase in revenues due to the increase in hotel occupancy.
Retail Revenues. Retail revenues for the three months ended June 30, 2012 decreased $0.2 million to $0.6 million when compared to the same period in 2011. The decrease in retail revenues was primarily the result of ongoing construction within the property and a store relocation.
Other Revenues. Other revenues for the three months ended June 30, 2012 decreased $1.1 million to $6.7 million when compared to the same period in 2011 due to the entertainment calendar and fewer performances in The Joint in 2012.
Promotional Allowances. Promotional allowances furnished to customers on a complimentary basis for the three months ended June 30, 2012 decreased $0.7 million or 14.7% to $5.2 million when compared to the same period in 2011. As a percentage of gross revenues, promotional allowances increased to 8.7% compared to 7.3% for the three months ended June 30, 2011.
Casino Expenses. Casino expenses for the three months ended June 30, 2012 increased $0.2 million or 1.8% to $9.0 million when compared to the same period in 2011. The increase was primarily due to an increase in the estimated cost incurred by the Company to provide complementaries to casino customers and were partially offset by a decrease in returned markers.
Lodging Expenses. Lodging expenses for the three months ended June 30, 2012 increased $0.4 million or 8.3% to $5.5 million when compared to the same period in 2011. Lodging expenses in relation to lodging revenues increased to 32.2% for the three months ended June 30, 2012. The increase in lodging expenses was primarily due to operating cost associated with the increase in occupied rooms.
Food and Beverage Expenses. Food and beverage expenses for the three months ended June 30, 2012 increased $0.5 million to $13.6 million or 4.2% when compared to the same period in 2011. Food and beverage expenses in relation to food and beverage revenues increased to 55.3% from 49.8% in the prior period. The increase in food and beverage expense was primarily the result of increased costs associated with nightclub operations.
Retail Expenses. Retail expenses for the three months ended June 30, 2012 decreased $0.1 million or 18.1% to $0.4 million when compared to the same period in 2011. Retail expenses in relation to retail revenues increased to 66.6% from 61.4%, primarily due to an increase in the cost of retail merchandise.
Other Expenses. Other expenses for the three months ended June 30, 2012 decreased $1.1 million or 23.0% to $3.8 million compared to the same period in 2011. This decrease was primarily due to a decrease in artist fees and related production costs.
Marketing. Marketing expenses for the three months ended June 30, 2012 increased $1.1 million or 73.9% to $2.6 million when compared to the same period in 2011. Marketing in relation to gross revenues increased to 4.3% from 2.4%. The increase in marketing expenses was primarily due to an increase in advertising and personnel in an effort to drive brand awareness in our competitive market.

General and Administrative. General and administrative expenses for the three months ended June 30, 2012 decreased $0.2 million or 2.6% to $9.1 million when compared to the same period in 2011. General and administrative expenses in relation to gross revenues increased to 15.3% from 15.2%. The decrease in general and administrative was primarily due to a decrease in contract services.
Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2012 increased $0.2 million or 2.0% to $7.6 million when compared to the same period in 2011. The increase in depreciation and amortization expense is a result of the addition of assets during 2012.
Interest Expense. Interest expense for the three months ended June 30, 2012 increased $2.1 million or 10.7% to $21.9 million when compared to the same period in 2011. The increase in interest expense is primarily the result of amounts paid in kind during the period. In addition, a total of $6.8 million of interest expense is a result of debt discount amortization under the Amended Facility and Second Mortgage during the three months ended June 30, 2012 compared to $5.0 million during the three months ended June 30, 2011.

Results of Operations of the Company for the Six Months Ended June 30, 2012 Compared to the Combined Results of Operations of the Company and HRH Holdings for the Six Months Ended June 30, 2011
The following table presents results of operations data as reported in the Company’s and HRH Holdings’ consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires that we separately present the Company and HRH Holdings results. Management believes reviewing the operating results for the six months ended June 30, 2012 by combining the results of the HRH Holdings and Company periods is more useful in identifying any trends in, or reaching conclusions regarding, our overall operating performance. Accordingly, the table below presents the non-GAAP combined results for the six months ended June 30, 2011, which is also the period we compare when computing percentage change from prior year, as we believe this presentation provides the most meaningful basis for comparison of our results and it is how management reviews operating performance. The combined operating results may not reflect the actual results we would have achieved had the Assignment closed prior to March 1, 2011 and may not be predictive of future results of operations.

	Company		Company	HRH Holdings	$ Change	% Change
($ in thousands)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011 (Combined)	Period from Mar 1, 2011 to June 30, 2011	Period from Jan 1, 2011 to Feb 28, 2011	2012 vs 2011
Statement of Operations Data:
Revenue
Casino	$22,121	$20,768	$14,795	$5,973	$1,353	6.5%
Lodging	33,196	30,262	21,040	9,222	2,934	9.7
Food and beverage	43,270	45,640	33,250	12,390	(2,370)	(5.2)
Retail	1,422	1,469	1,043	426	(47)	(3.2)
Other	16,227	14,234	9,643	4,591	1,993	14.0
Gross revenues	116,236	112,373	79,771	32,602	3,863	3.4
Less: Promotional allowances	(10,686)	(9,418)	(6,073)	(3,345)	(1,268)	(13.5)
Net revenues	105,550	102,955	73,698	29,257	2,595	2.5

Costs and Expenses:
Casino	18,288	17,659	11,993	5,666	629	3.6
Lodging	10,569	9,892	6,770	3,122	677	6.8
Food and beverage	23,303	22,340	16,592	5,748	963	4.3
Retail	951	931	658	273	20	2.1
Other	9,695	8,706	5,829	2,877	989	11.4
Marketing	4,771	2,798	1,955	843	1,973	70.5
Fee and expense reimbursements	1,234	2,089	1,157	932	(855)	(40.9)
General and administrative	17,960	18,910	12,521	6,389	(950)	(5.0)
Depreciation and amortization	16,017	20,785	9,927	10,858	(4,768)	(22.9)
Pre-opening	170	—	—	—	170	100.0
Impairment of intangible assets	3,000	—	—	—	3,000	100.0
Total costs and expenses	105,958	104,110	67,402	36,708	1,848	1.8
(Loss) income from operations	(408)	(1,155)	6,296	(7,451)	747	64.7
Interest income	27	31	23	8	(4)	(12.9)
Interest expense	(43,977)	(41,089)	(26,219)	(14,870)	(2,888)	(7.0)
Gain on forgiveness of debt	—	32,460	—	32,460	(32,460)	(100.0)
(Loss) income before income tax (benefit) expense	(44,358)	(9,753)	(19,900)	10,147	(34,605)	(354.8)
Income tax (benefit) expense	—	141	—	141	(141)	(100.0)
Net (Loss) income	$(44,358)	$(9,894)	$(19,900)	$10,006	$(34,464)	(348.3)%
Casino Revenues. During the period from March 1, 2011 to June 15, 2012 we did not receive any revenues of the casino at the Hard Rock Hotel & Casino Las Vegas. However, the Company has included revenues earned by LVHR during such period in its consolidated financial statements in accordance with applicable guidance relating to variable interest entities.
Casino revenues for the six months ended June 30, 2012 increased $1.4 million to $22.1 million when compared to the same period in 2011. The increase in casino revenues was primarily due to a $1.6 million or 22.4% increase in slot revenue and a $0.2 million or 1.6% decrease in table games revenue.
Slot. Slot machine revenues for the six months ended June 30, 2012 increased $1.6 million to $8.8 million when compared to the same period in 2011. Slot machine handle decreased $33.4 million from $185.4 million to $152.0 million. Slot machine hold percentage increased to 5.8% from 3.9%. The number of slot machines in operation decreased to 591 from 659, a decrease of 68 machines. The net result of these changes in handle, hold percentage and average number of slot machines in operation was an increase in net win per slot machine per day to $81.95 from $60.40, an increase of $21.55 or 35.7%. Management believes the decrease in slot handle was due to increased competition coupled with ongoing construction projects on the casino floor.

Table Games. Table games revenues for the six months ended June 30, 2012 decreased $0.2 million to $13.0 million when compared to the same period in 2011. Table games drop decreased $13.0 million or 10.6% to $109.5 million. Table games hold percentage increased 1.1% to 11.9% from 10.8%. The average number of table games in operations decreased to 77 from 87 tables. The net result of these changes in drop and hold percentage was an increase in win per table game per day to $927 from $844, or 9.9%. We have historically reported table games hold percentage using the gross method, while casinos on the Las Vegas Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Las Vegas Strip, our net hold percentage for the six months ended June 30, 2012 was 14.1% compared to 13.7% for the six months ended June 30, 2011. Management believes the decrease in table games drop was due to increased competition coupled with ongoing construction projects on the casino floor.
Lodging Revenues. Lodging revenues for the six months ended June 30, 2012 increased $2.9 million to $33.2 million when compared to the same period in 2011. The increase in lodging revenues was primarily due to a 4.9% increase in total occupied rooms to 235,344 from 224,421 and an increase in the average daily rate of $4.92 to $138.91 or 3.7%.
Food and Beverage Revenues. Food and beverage revenues for the six months ended June 30, 2012 decreased $2.4 million to $43.3 million when compared to the same period in 2011. The $2.4 million decrease in food and beverage revenues was primarily due to a change in night club operations. The decrease was partially offset by an increase in revenues due to the increase in hotel occupancy.
Other Revenues. Other revenues for the six months ended June 30, 2012 increased $2.0 million to $16.2 million when compared to the same period in 2011. The increase in other revenues was primarily the result of having 16 more events during the first six months of in 2012 compared to the first six months of 2011.
Promotional Allowances. Promotional allowances furnished to customers on a complimentary basis for the six months ended June 30, 2012 increased $1.3 million or 13.5% to $10.7 million when compared to the same period in 2011. As a percentage of gross revenues, promotional allowances increased to 9.2% compared to 8.4% for the six months ended June 30, 2011.
Casino Expenses. Casino expenses for the six months ended June 30, 2012 increased $0.6 million or 3.6% to $18.3 million when compared to the same period in 2011. The increase was primarily due to an increase in the estimated cost incurred by the Company to provide complementaries to casino customers and were partially offset by a decrease in returned markers.
Lodging Expenses. Lodging expenses for the six months ended June 30, 2012 increased $0.7 million or 6.8% to $10.6 million when compared to the same period in 2011. Lodging expenses in relation to lodging revenues decreased to 31.8% for the six months ended June 30, 2012. The increase in lodging expenses was primarily due to operating cost associated with the increase in occupied rooms.
Food and Beverage Expenses. Food and beverage expenses for the six months ended June 30, 2012 decreased $1.0 million or 4.3% to $23.3 million when compared to the same period in 2011. Food and beverage expenses in relation to food and beverage revenues increased to 53.9% from 48.9% in the prior period. The increase in food and beverage expense was primarily the result of increased costs associated with nightclub operations.
Retail Expenses. Retail expenses for the six months ended June 30, 2012 increased $20.0 thousand or 2.1% to $1.0 million when compared to the same period in 2011. Retail expenses in relation to retail revenues increased to 66.9% from 63.4%, primarily due to an increase in the cost of retail merchandise.
Other Expenses. Other expenses for the six months ended June 30, 2012 increased $1.0 million or 11.4% to $9.7 million compared to the same period in 2011. This increase was primarily due to an increase in artist fees and related production costs as a result of having 16 more concerts.
Marketing. Marketing expenses for the six months ended June 30, 2012 increased $2.0 million or 70.5% to $4.8 million when compared to the same period in 2011. Marketing in relation to gross revenues increased to 4.1% from 2.5%. The increase in marketing expenses was primarily due to an increase in advertising and personnel in an effort to drive brand awareness in our competitive market.
General and Administrative. General and administrative expenses for the six months ended June 30, 2012 decreased $1.0 million or 5.0% to $18.0 million when compared to the same period in 2011. General and administrative expenses in relation to gross revenues decreased to 15.5% from 16.8%. The decrease in general and administrative was primarily due to a decrease in the assessed property taxes and a decrease in management bonuses.
Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2012 decreased $4.8 million or 22.9% to $16.0 million when compared to the same period in 2011. The decrease in depreciation and amortization expense is a result of the revaluation of the assets at the time of the Assignment.
Interest Expense. Interest expense for the six months ended June 30, 2012 increase $2.9 million or 7.0% to $44.0 million when compared to the same period in 2011. The increase in interest expense is primarily of the increase in interest expense due to debt discount amortization as part of the Assignment. A total of $13.7 million of interest expense is a result of debt discount amortization under the Amended Facility and Second Mortgage during the six months ended June 30, 2012 compared to $6.7 million during the four months ended June 30, 2011.

CRITICAL ACCOUNTING POLICIES
A description of the Company’s critical accounting policies can be found in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2012, we had $14.4 million in available cash and cash equivalents. As of June 30, 2012, our total debt was $901.8 million with a carrying value of $623.3 million and total members' deficit was $23.8 million.
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
Liquidity Requirements
As of June 30, 2012, we had total current assets of $35.5 million, including $14.4 million in available cash and cash equivalents and $29.2 million of current and long-term restricted cash reserves held in accordance with certain of our subsidiaries’ loan agreements and gaming regulatory requirements. As of June 30, 2012, we had total current liabilities of $32.2 million.
Short-Term Liquidity Requirements. We expect our liquidity requirements to consist primarily of funds necessary to pay operating expenses associated with our subsidiaries’ hotel and casino operations, interest, payment of principal, fees and expenses under certain of our subsidiaries’ loan agreements (including required deposits into reserve accounts) and capital expenditures associated with the Hard Rock Hotel & Casino Las Vegas. Anticipated sources of our liquidity needs include our subsidiaries’ existing working capital, cash provided by our subsidiaries’ operations and our subsidiaries’ non-restricted cash reserves. We expect to be able to meet our short-term liquidity needs through existing working capital and cash provided by our operations. For the six months ended June 30, 2012, the Company incurred cash interest payments of $16.8 million.
Long-Term Liquidity Requirements. Our long-term liquidity requirements include funds necessary to pay debt under the Amended Facility and Second Mortgage.
Our ability to service our contractual obligations and commitments will be dependent on availability of operating cash and on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control. The outstanding PIK interest as of September 30, 2013, June 30, 2012 and December 31, 2011 was $31.7 million, $9.1 million and $8.2 million, respectively. The Amended Facility allows the Company to accrue 'payable in kind' interest ("PIK interest"), representing the difference between interest accruing under the Amended Facility and the amounts paid. The PIK interest becomes due and payable on March 1, 2014, dependent upon whether the operating performance of the Company has met a defined threshold ("debt yield threshold") for the twelve month period ending March 1,

2014. The outstanding PIK interest as of December 31, 2012, was $18.5 million and, subsequent to December 31, 2012, the outstanding PIK interest has increased to approximately $31.7 million as of September 30, 2013. We currently believe the Company will not meet the specified debt yield threshold. As of the date of this filing, we have begun to assess options, including negotiating a waiver of this requirement from the lender, seeking approval from the lender to use cash reserves to satisfy a portion of this potential obligation, selling off a portion of existing collateral, or attempting to obtain additional borrowings from other sources. If we are unable to restructure our indebtedness, find alternative financing sources on acceptable terms, or obtain approval from the lender to use our cash reserves to satisfy a portion of this potential obligation, we risk losing some or all of our property to foreclosure.
The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at LIBOR plus 2.5% with a 1.5% LIBOR floor (total of 4% at June 30, 2012). In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less than the current interest due, the interest shortfall will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest, as PIK interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.
The maturity date of the Second Mortgage is March 1, 2018 and provides for an effective interest rate of 15% payable at maturity.
Cash Flows for the Six Months Ended June 30, 2012 for the Company and HRH Holdings
Operating Activities. Our operating cash flows primarily consist of our operating income (excluding non-cash charges), interest paid and changes in working capital accounts such as receivables, inventories, prepaid expenses and payables. Net cash provided by operating activities amounted to $4.3 million for the six months ended June 30, 2012, compared to $6.9 million net cash provided by operating activities for the six months ended June 30, 2011. The decrease in net cash provided by operating activities primarily relates to a $5.5 million increase in accounts payable offset by a $1.4 million increase in accounts receivable.
Investing Activities. Net cash used in investing activities amounted to $4.6 million for the six months ended June 30, 2012, compared to $11.1 million net cash used in investing activities for six months ended June 30, 2011. The $6.5 million decline in investing activities primarily relates to restricted cash activity associated with the $30.0 million contribution related to the Second Mortgage for the four month period ended March 31, 2011 offset by property and equipment purchases and a joint venture investment related to the ongoing construction.
Financing Activities. For the six months ended June 30, 2012, the Company had net cash used from financing activities of $2.0 million, as compared to $14.1 million net cash proved by financing activities for the six months ended June 30, 2011. The decrease in net cash provided by financing activities was primarily attributable to activity associated with the Second Mortgage during the six months ended June 30, 2011.
Capital Expenditures, Interest Expense and Reserve Funds
The Company is obligated to maintain reserve funds for capital expenditures at the Hard Rock Hotel & Casino Las Vegas as determined pursuant to the Amended Facility. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. The Amended Facility requires the subsidiaries to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock Hotel & Casino Las Vegas’ gross revenues and requires that the funds be set aside in restricted cash. As of June 30, 2012, the Company had restricted cash in a working capital reserve account of $23.0 million, and in addition $2.5 million was available in restricted cash reserves for future capital expenditures in the replacements and refurbishments reserve fund.
The Company has also funded a general reserve account and an equity/accrual subaccount, as required under the Amended Facility. In addition, pursuant to gaming requirements certain of our subsidiaries maintain up to $8.0 million in reserve for their gaming operations, which in accordance with the Amended Facility is not deposited into the cash management account described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under the Amended Facility has a variable interest rate. We use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2012, our total outstanding variable rate debt was $871.8 million.
Effective March 28, 2012, the Company has entered into two hedge agreements which cap LIBOR at 1.24025%. At June 30, 2012, the LIBOR rate was 0.246% on the total outstanding debt, thereby making our cap out of the money. Due to a LIBOR floor of 1.5% currently in place, the LIBOR rate would have to exceed the LIBOR floor for our interest expense to be affected and any decrease in interest rates would not decrease interest expense. Subject to the cap and the LIBOR floor, as of June 30, 2012, a change in market rates would only have an impact on interest expense for market rates between the LIBOR cap and the LIBOR floor, as at this level the interest rate cap becomes “in the money” and will at that point begin to reduce the Company’s interest expense. Due to the LIBOR floor, a decrease in market interest rates would not decrease our annual interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of our principal executive and financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures, as described below. As a result of those material weaknesses, our principal executive and financial officers have concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective.
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

The Company’s management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2012, because of material weaknesses in internal controls as described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statement will not be prevented, or detected and corrected on a timely basis. We identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal controls over financial reporting at June 30, 2012:

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
Changes in Internal Control Over Financial Reporting during the Quarter Ended June 30, 2012
There were no changes in our internal control over financial reporting that occurred in the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
For discussions of legal proceedings, refer to Note 9, “Commitments and Contingencies,” to our consolidated financial statements, included elsewhere in this Quarter Report on Form 10-Q.

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