Form 10-K
period 2012-12-31
BREF HR, LLC
filed 2013-12-23
CIK 1531537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Class A Units
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There is no aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012. There currently is no established public trading market for our Class A Units.

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
On October 24, 2011, the Company voluntarily filed a registration statement on Form 10 (as amended, the “Registration Statement”) in order to register its Class A Units pursuant to Section 12(g) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company was not required to file this Registration Statement pursuant to the Exchange Act, but did so in order to comply with certain gaming regulatory requirements of the Nevada Gaming Control Act relating to the Company’s ownership of the Hard Rock Hotel & Casino Las Vegas. Pursuant to Section 12(g)(1) of the Exchange Act, the Registration Statement became effective on December 22, 2011, such date being 60 days after filing of the Registration Statement with the Securities and Exchange Commission (the “SEC”). Subsequent to filing the Registration Statement, the Company worked to resolve SEC comment letters on the Registration Statement. There are currently no unresolved SEC staff comments.
As a result of the complex nature of the transaction and the detailed analysis required to complete the valuation of the assets and liabilities comprising the Hard Rock Hotel & Casino Las Vegas, to reflect the fair value of the tangible and intangible assets and liabilities at the time of the Assignment, as well as the related material weaknesses in our internal controls for the accounting and disclosure for business acquisitions, the Company did not timely complete the process of preparing its consolidated financial statements for the years ended December 31, 2012 and 2011. In addition, the Company has included information in this Annual Report on 10-K subsequent to December 31, 2012 where applicable in order to provide a more complete understanding of the Company’s business.
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
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains certain “forward-looking statements”, which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” “expects” or other similar words or expressions are intended to identify forward-looking statements. We caution that these and similar statements included in this Annual Report on Form 10-K are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. The factors that could cause actual results to differ materially from expected results include changes in economic, business, competitive market and regulatory conditions. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to:

•	the state of the U.S. economy, particularly as it relates to the levels of spending in the Las Vegas hotel, resort and casino industry;

•	reliance on a single property to attract local residents in the Las Vegas market;

•	significant reliance on Northern and Southern California markets;

•	changes in the competitive environment in our industry, particularly in the Las Vegas market;

•	volatility of and access to capital markets and increases in interest rates;

•	damage to our brand through the use of the “Hard Rock” brand name by entities other than us;

•	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;

•	the seasonal nature of the hotel, resort and casino industry;

•	costs associated with compliance with extensive regulatory requirements;

•	increases in uninsured and underinsured losses;

•	the impact of any material litigation; and

•	the other risks discussed in this Annual Report on Form 10-K in the section entitled “Risk Factors.”
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
The Company was formed by certain affiliates of Brookfield Financial, LLC (“Brookfield Financial”) as to its Series B to acquire the limited liability company interests of HRHH JV Junior Mezz, LLC (“HRHH JV Junior Mezz”) and HRHH Gaming Junior Mezz, LLC (“HRHH Gaming Junior Mezz”), which indirectly own the Hard Rock Hotel & Casino Las Vegas and certain related assets. These assets were acquired pursuant to the Assignment from Hard Rock Hotel Holdings, LLC (“HRH Holdings”) in connection with the default by HRH Holdings and its subsidiaries on the real estate financing facility, and the resulting settlement agreement, as described below. Brookfield Financial is managed by Brookfield Real Estate Financial Partners LLC (together with its affiliates, “Brookfield”).
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
In January 2011, HRH Holdings received a notice of acceleration from its lenders under the Facility, and also from NRFC WA Holdings, LLC (“NRFC”), the second mezzanine lender pursuant to the First Amended and Restated Second Mezzanine Loan Agreement, dated as of December 24, 2009 (the “Second Mezzanine Loan Agreement”), declaring all unpaid principal and accrued interest immediately due and payable. On February 1, 2011 NRFC commenced an action in the Supreme Court of New York, and on February 2, 2011 Brookfield Financial and Vegas HR Private Limited (the “Mortgage Lender”) commenced an action in the Supreme Court of New York. Following filing of such actions, subsidiaries of HRH Holdings, the Mortgage Lender, Brookfield Financial, NRFC, Morgans, certain affiliates of DLJMBP, and certain other related parties entered into a Standstill and Forbearance Agreement, dated as of February 6, 2011. Pursuant to such agreement, among other things, until February 28, 2011, the Mortgage Lender, Brookfield

Financial and NRFC agreed not to take any action or assert any right or remedy arising with respect to any of the applicable loan documents or the collateral pledged under such loan documents. In addition, pursuant to the Standstill and Forbearance Agreement, NRFC agreed to withdraw its foreclosure notice, and the parties agreed to jointly request a stay of all action on the pending motions that had been filed by various parties to enjoin such foreclosure proceedings.
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
Corporate Structure
Until June 15, 2012, gaming operations at the Hard Rock Hotel & Casino Las Vegas were operated by LVHR Casino, Inc. (“LVHR”), a third party operator, pursuant to the Casino Lease dated as of March 1, 2011 between LVHR, as Tenant, and HRHH Hotel/Casino, as Landlord (the “Casino Lease”). LVHR became one of our indirect subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas on June 15, 2012.
On or about June 15, 2012, we also restructured and converted LVHR from a Nevada corporation to a Nevada limited liability company known as LVHR Casino, LLC. Upon consummation of the conversion of LVHR into LVHR Casino, LLC: (i) LVHR Casino, LLC became a mortgage borrower under the Amended Facility (as defined below) and the Second Mortgage (as defined below); (ii) LVHR Casino, LLC continued to own all of the assets that are used at the Hard Rock Hotel & Casino Las Vegas gaming operations (which assets LVHR acquired on March 2, 2011); and (iii) the revolving line of credit HRHH Gaming was obligated to make available to LVHR was terminated. See Item 1, Business – Nevada Gaming Regulation and Licensing and Item 1, Business – Agreements Governing the Operation of the Hard Rock Hotel & Casino Las Vegas for additional information.
Amendment to the Facility and Entering into the Second Mortgage
As part of the Assignment, the Company assumed the obligations under the Facility and entered into an amendment thereof (as amended, the “Amended Facility”) among Vegas HR Private Limited and the Company, pursuant to the Amended Facility, the land, building and improvements, equipment, fixtures and all personal properties relating to the Hard Rock Hotel & Casino Las Vegas were pledged as security and collateral. As of March 1, 2011, approximately $862.8 million of principal amount was outstanding under the Amended Facility. Also on March 1, 2011, the Company entered into a second mortgage loan agreement with Brookfield Financial, as lender, (the “Second Mortgage”) in the amount of $30.0 million pursuant to which certain land, building and improvements, equipment, fixtures and personal properties were pledged as security and collateral. The Second Mortgage is subordinate in right of payment to the Amended Facility. See Note 8, Debt, to our consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K.

OVERVIEW OF HARD ROCK HOTEL & CASINO LAS VEGAS
We operate the Hard Rock Hotel & Casino Las Vegas, which we believe is a premier destination entertainment resort with a rock music theme. Commencing operations in 1995, the Hard Rock Hotel & Casino Las Vegas is modeled after the highly successful Hard Rock Cafe restaurant chain and is decorated with an extensive collection of rare rock and roll memorabilia. The original Hard Rock Cafe was co-founded in 1971 by Peter Morton, and the “Hard Rock” name has grown to become widely recognized throughout the world. Outlets in the Hard Rock Hotel & Casino Las Vegas continued to receive accolades in 2012 including the following:

•	The Joint Las Vegas concert venue being named “#1 Hottest Club in America” by Billboard Magazine and “Best of Las Vegas – Best Concert Venue” by the Las Vegas Review-Journal;

•	Center Bar named one of the best 50 bars in the city by Vegas Seven; and

•	Summer Camp Fridays pool party receiving “Best Party to Beat the Heat” by Las Vegas Weekly.
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

•	an approximately 1,100 square-foot “Hard Rock” retail store, a jewelry store, two clothing stores, a lingerie store, an art photography shop and a tattoo parlor;

•	an approximately 15,400 square-foot special events facility, offered in the former Vanity night club space, with a capacity of 1,400 persons;

•	an approximately 8,500 square-foot nightclub, called “Body English”, with a capacity of 800 persons;

•	an approximately 80,000 square feet of banquet and meeting facilities;

•	a live music concert hall, called “The Joint,” with a capacity of 4,100 persons; and a live entertainment venue, called “Vinyl”, with a capacity of 650 persons;

•	a pool and beach area encompassing nearly five acres, including Paradise Beach pools, Nirvana, Breathe Pool and Lounge;

•
six full service restaurants at multiple price points - Nobu Las Vegas, 35 Steaks + Martinis, Pink Taco, Mr. Lucky’s, Culinary Dropout (which replaced LTO in August 2012), and Fú (which replaced Johnny Smalls in November 2012), and three coffee/juice bars - Fuel Cafe, a Fuel Express (which replaced Starbucks in May 2012), and Juice Bar;

•
seven cocktail lounges, including two circular lounges, called “Luxe Bar” and “Center Bar” that are surrounded by the gaming floor, a sports bar called “The Ainsworth” (which replaced “Blitzed” in August 2012), Lounge Bar (formerly known as Poker Lounge Bar) and the Midway Bar; and

•	an approximately 21,000 square-foot spa, salon and fitness center, called “Reliquary,” and an approximately 8,000 square-foot fitness center.

BUSINESS STRATEGY
We aim to position uniquely the Hard Rock Hotel & Casino Las Vegas within the Las Vegas hotel, resort and casino industry. Our primary business and marketing strategies center on creating a vibrant and energetic entertainment and gaming environment that appeals to a customer base of youthful and “hip” individuals. We leverage certain of our strengths, including a theme consistent with the “Hard Rock” brand and our vibrant atmosphere and personalized service, to differentiate the Hard Rock Hotel & Casino Las Vegas from the substantially larger “mega resorts” approximately one mile west on the Las Vegas Strip. Key elements of our business strategy include the following.
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
The following table illustrates certain historical information relating to our hotel for the years ended December 31, 2012, 2011, and 2010:

	For the year ended December 31,
	2012	2011	2010
Average number of hotel rooms	1,505	1,505	1,492
Average occupancy rate (1)	83%	80%	78%
Average daily rate (1)	$133	$132	$128
Revenues per available room (2)	$112	$105	$100

(1)
The Company calculates (a) average daily rate by dividing total daily lodging revenue by total daily rooms rented and (b) average occupancy rate by dividing total rooms occupied by average number of hotel rooms. The Company accounts for lodging revenue on a daily basis. As is customary for companies in the gaming industry, average occupancy rate and average daily rate include rooms provided on a complimentary basis. Rooms provided on a complimentary basis include rooms provided free of charge or at a discount to the rate normally charged to customers as an incentive to use the casino. Complimentary rooms reduces average daily rate for a given period to the extent the provision of such rooms reduces the amount of revenue the Company would otherwise receive.

(2)	The Company calculates revenues per available room by dividing total lodging revenue by the average number of hotel rooms.
The Casino
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

The casino houses approximately 75 table games including Blackjack tables, Craps tables, Roulette tables, Midi-Baccarat table, Mini-Baccarat table, Three Card Poker tables, Let-it-Ride table, Big 6 table, Ultimate Texas Holdem table, Switch Blackjack tables, Pai Gow Poker tables, 7-14-21 tables, 600 slot machines, Poker tables, and a state of the art up to 5,836 square-foot race and sports book. The race and sports book is operated by Cantor G&W (Nevada), L.P. under a lease arrangement. Some of the casino’s gaming tables are themed to coincide with current concerts and the casino also offers patrons other attractions, such as cutting edge slot technology, proprietary slot graphics and distinctive slot signage.
Retail
The Hard Rock Hotel & Casino Las Vegas’ retail operations consist of a 1,100 square-foot “Hard Rock Store” retail shop, which replaced a 3,600 square-foot retail shop on April 9, 2012, an approximately 700 square-foot sundries shop, and an approximately 700 square-foot “Love Jones” lingerie store. Visitors may purchase clothing and other accessories, including merchandise displaying the popular “Hard Rock Hotel”, from the retail and sundries shops. Our retail operations offer a convenient and inexpensive outlet to market and advertise the “Hard Rock Hotel” trademark and attract other Las Vegas visitors to the Hard Rock Hotel & Casino Las Vegas. Our in-house design team is responsible for maintaining the consistency of the Hard Rock Hotel & Casino Las Vegas’ image while creating new merchandise to expand and diversify the retail selection. Additionally, the following independently operated stores are located at the property: “Rocks the Jewelers” jewelry store, “Hart & Huntington Tattoo” tattoo shop, “John Varvatos” and “Affliction” clothing stores, and “Rock Paper Photo” art photography shop.
Vanity
Vanity is a 15,400 square-foot venue featuring two marble bars, a sunken dance floor, 50 intimate VIP booths, an outdoor terrace, including five cabanas, and a women’s lounge. Since January 1, 2013, Vanity has limited its operations exclusively to special events.
Body English
On December 28, 2012, the Company re-opened the 8,500 square-foot nightclub Body English. Body English had been closed since January 1, 2010. The venue, which is located underground, features intimate lighting, elegant leather booths, multiple bars and dance floors, and sound equipment featuring popular and innovative DJs from all around the country.
Banquet and Meeting Facilities
Our 80,000 square-foot conference center and entertainment areas have capacity to accommodate groups of up to 3,000 persons. Depending upon the size of the event, customers can choose to host their functions, conventions and banquets indoors at The Joint or Ballrooms, or outdoors around the pools.
The Joint
The Joint is a live music venue with a capacity of 4,100 that draws audiences from both visitors to Las Vegas as well as local residents.
Vinyl
Vinyl, which opened August 2012, is a live music entertainment venue, with a capacity of 650, featuring up-and-coming and local rock, jazz, blues and comedy acts.

The Pools
The nearly five acre pool area is comprised of various diverse pool areas including Paradise Beach, Nirvana Pool and the Breathe Pool and Lounge (collectively the “Pools”). The Pools feature, among other things, a 300-foot long, sand bottomed pool with a water slide, a water fall, a running stream and underwater rock music. The Pools also feature beaches with white sand imported from Monterey, California, rock outcroppings and whirlpools.
Paradise Beach features a swim-up blackjack, a bar and grill, 42 Tahitian-style private cabanas, and a removable dance floor that extends from one of the beach areas. The private cabanas include water misters, a refrigerator, a safe, a television and (for an additional fee) an on-site massage service. We also host Rehab at Paradise Beach, which is a beach pool party hosting an assortment of entertainers including celebrity hosts and world-renowned DJs.
Nirvana Pool features an expansive pool area, sandy beach, 17 daybeds and 24 luxury cabanas, a unique island pool, eight luxurious Spa Villas, swim-up blackjack and a lounge area.
Breathe Pool and Lounge serves as a poolside escape for guests seeking more privacy.
Food and Beverage
The Hard Rock Hotel & Casino Las Vegas offers its patrons a selection of high-quality food and beverages at multiple price points. The Hard Rock Hotel & Casino Las Vegas’ food and beverage operations include six full service restaurants (35 Steaks + Martinis, Pink Taco, Mr. Lucky’s, Nobu Las Vegas, Culinary Dropout and Fú), three coffee/juice bars (Fuel Café, Fuel Express and Juice Bar), seven bars (Luxe Bar, Lounge Bar, Midway Bar, The Ainsworth, Race and Sports Bar, High Limit Bar and Center Bar), four bars in The Joint, two bars at the Paradise Beach, a bar at Nirvana Pool, two bars at Breathe Pool and Lounge and catering service for corporate events, conventions, banquets and parties. 35 Steaks + Martinis, with seating capacity of approximately 167 persons, is a unique marriage of traditional steakhouse cuisine and libations, complemented with clean, classic yet cutting edge design. Pink Taco, with seating capacity of approximately 214 persons, is a stylish, authentic Mexican eatery with seasonal outside dining. Mr. Lucky’s, a 24-hour restaurant with seating capacity for approximately 200 persons, specializes in high-quality, moderately priced American cuisine. Nobu Las Vegas, with seating capacity of approximately 300 persons, is an upscale Japanese restaurant created by renowned chef Nobu Matsuhisa and serves traditional Japanese cuisine infused with South American and Western flavors. Nobu Las Vegas is owned and operated independently of the Hard Rock Hotel & Casino Las Vegas. Culinary Dropout, with a seating capacity of approximately 320 persons, is a gastropub serving unique and simple pub fare. Fú, which means “luck” in Chinese, is an Asian restaurant, with a seating capacity of approximately 200 persons, offering a modern twist on Chinese cuisine. Fú features a unique fusion of Asian fare such as noodle dishes and the popular dim sum, and offers authentic Chinese cuisine with additional regional inspirations including Korean, Vietnamese and Thai. Fuel Express offers a diverse array of coffees, teas, pastries and freshly-blended smoothies and juices. Juice Bar offers an array of coffees, teas, freshly-blended smoothies, fresh squeezed juices, and a full service bar.
Reliquary
Our spa, salon and fitness center features a 1,500 square-foot Roman bath, 21 treatment rooms, including couples facilities and hydro therapy rooms.
Fitness Center
Our health club facility features amenities such as treadmills, stair-masters, stationary bicycles, CYBEX machines and a variety of free weights.

MARKETING
Our marketing efforts are targeted at both the visitor market (tourists and business travelers) as well as local patrons. Our marketing department uses both traditional and innovative marketing strategies to promote the “Hard Rock Hotel” and “Hard Rock Casino” trademarks. The Hard Rock Hotel & Casino Las Vegas is marketed aggressively through domestic and international public relations activities, direct mail, online, print, outdoor and broadcast advertising, and through special arrangements with various members of the entertainment industry.

Casino marketing also includes the Backstage Pass loyalty program, formerly known as Rockstar Player’s Club, for casino guests. The Backstage Pass loyalty program was implemented in March 2012 and utilizes a casino player tracking card. The program, which is available to all casino visitors, tracks each patron’s record, and based upon the level of gaming and nongaming activity, members may become eligible for discounted or complimentary services, invitations to special events and merchandise at the Hard Rock Hotel & Casino Las Vegas.

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
On October 13, 2009, HRH Holdings executed a license agreement with the Pueblo of Isleta (“Isleta”). Pursuant to the Isleta license agreement, the Company sublicensed certain intellectual property, including the “Hard Rock Hotel” and “Hard Rock Casino” trademarks, to Isleta in connection with a hotel and a casino that Isleta opened in Albuquerque, New Mexico. Under the terms of the Isleta license agreement, Isleta agreed to pay us a certain percentage of its annual gross revenues based on the performance of its Hard Rock Hotel/Casino as well as certain other license fees. Similar to the CNE license agreement, the effectiveness of the Isleta license agreement was conditioned upon receipt of confirmation from the NIGC that the Isleta license agreement did not require its approval. On December 9, 2009, HRH Holdings received notice from the NIGC that the Isleta license agreement did not constitute a management contract and did not need to be approved by the NIGC Chairman. The Isleta license agreement became effective upon receipt of this NIGC notice. On December 24, 2012, Isleta and the Company mutually agreed to terminate the Isleta license agreement. The termination of the Isleta license agreement occurred on June 30, 2013. The Company recorded an impairment of the Isleta intangible asset included in other licenses of $6.2 million in December 2012. The $6.2 million impairment represented amounts included in the March 1, 2011 fair value related to the agreement which were anticipated at that time had the agreement continued after June 30, 2013. See further discussion at Note 9, Intangible Assets, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.
On November 11, 2013, the Company executed a definitive license agreement with SCE Partners, LLC (“SCE”), pursuant to which certain intellectual property, including the “Hard Rock Hotel” and “Hard Rock Casino” trademarks, was licensed to SCE in connection with an approximately 30,000 square-foot land based casino and adjacent hotel in downtown Sioux City, Iowa. SCE together with the Missouri River Historical Development, Inc. (MRHD) was awarded the land-based casino license on April 18, 2013 through the request for proposal process conducted by Iowa Racing and Gaming Commission (“IRGC”).  Hard Rock Hotel & Casino Sioux City is expected to have an approximately 30,000 square foot casino with 700 machines and 18 table games along with an approximately 50 room hotel.  Hard Rock Hotel and Casino Sioux City was expected to open sometime mid-late 2014, however this schedule may be delayed as a result of a court ordered stay in favor of Penn National Gaming (“Penn”) against the

IRGC that prevents the IRGC from issuing the casino license to SCE until such time that the IRGC resolves the litigation with Penn.  Trial in the IRGC/Penn litigation matter is currently scheduled for December 2014.
On June 28, 2013, the Company executed a license agreement with Great Canadian Casinos, Inc., an affiliate of Great Canadian Gaming Corporation, for the Hard Rock Casino Vancouver, to rebrand and renovate the Boulevard Casino, situated in the city of Coquitlam, British Columbia in Metro Vancouver.  With an expected grand opening of December 20, 2013, the Hard Rock Casino Vancouver is anticipated to present table games including blackjack, roulette, pai gow, poker, baccarat, craps, VIP high-limit salons and more than 950 state-of-the-art interactive slot machines spread across an 80,000 square foot casino floor.  The Hard Rock Casino Vancouver will also be home to a 1,000 seat theater featuring music, comedy, performance arts, and multi-cultural programming. The British Columbia Lottery Corporation and the British Columbia Gaming Policy Enforcement Branch (“GPEB”) must review, approve and complete background checks on HRHH IP, LLC as a condition of effectiveness to the license agreement.  GPEB determined that HRHH was an “associate” of Great Canadian Gaming Casinos, Inc. within the meaning of the Gaming Control Act of British Columbia and as such must submit to background investigations. Accordingly HRHH IP, LLC submitted the required information GPEB and was approved as an associate company on November 26, 2013.
We also own a number of trademarks we consider important to our business. We intend to take all steps necessary to protect our trademark rights against unauthorized use throughout the world. Risks related to the protection and exploitation of intellectual property rights are set forth in Item 1A, Risk Factors.

LAS VEGAS MARKET
During 2012, according to the Las Vegas Convention and Visitors Authority (the “LVCVA”), gaming revenues in Clark County increased 1.9% to approximately $9.4 billion from $9.2 billion in 2011. In addition, according to the LVCVA:

•	the number of visitors traveling to Las Vegas was approximately 39.8 million in 2012, representing an increase of 0.8 million or 2.0%; and

•	the number of hotel and motel rooms in Las Vegas was 150,481 in 2012, representing an increase of 320 rooms or 0.2%.
The following table sets forth certain statistical information for the Las Vegas market for the years 2008 through 2012, as reported by the LVCVA.

	For the year ended December 31,
	2012	2011	2010	2009	2008
Visitor Volume (in thousands)	39,727	38,929	37,335	36,351	37,482
Clark County Gaming Revenues (in millions)	$9,400	$9,223	$8,908	$8,838	$9,797
Hotel/Motel Rooms	150,481	150,161	148,935	148,941	140,529
Airport Passenger Traffic (in thousands)	41,668	41,480	39,757	40,469	44,075
Convention Attendance (in thousands)	4,944	4,865	4,473	4,492	5,900

COMPETITION
The hotel and casino industry in general, and the markets in which we compete in particular, are highly competitive. The Hard Rock Hotel & Casino Las Vegas, located less than one mile east of the Las Vegas Strip, competes with other high-quality Las Vegas resorts and other Las Vegas hotel casinos, including those located on the Las Vegas Strip, on the basis of overall atmosphere, range of amenities, price, location, entertainment offered, theme and size. Many of these Las Vegas resorts seek to attract customers to their properties by not only offering casino gaming, but also by providing hotel accommodations, food and beverage outlets, retail stores and other related amenities. To the extent that the Hard Rock Hotel & Casino Las Vegas seeks to enhance its revenue base by offering its own various resort amenities, it competes with the service offerings provided by these Las Vegas resorts. Some of these hotel casinos are operated by companies that have more than one operating facility and may have greater name recognition and financial and marketing resources than we do and market to the same target demographic group. There can be no assurance the Las Vegas market will show future growth or that hotel casinos will continue to be popular. In the event that we lose market share due to competition or there is a continued decline or sustained leveling off of the growth or popularity of gaming facilities generally, our financial condition and results of operations would be adversely affected.
We face additional competition from HRCI, which pursuant to the Hard Rock License may open competing “Hard Rock” hotels in jurisdictions other than Nevada and may open “Hard Rock” hotel/casinos in jurisdictions other than the Morton Territories. For example, HRCI uses or licenses the use of the “Hard Rock” name in connection with its Seminole Hard Rock Hotels in Hollywood and Tampa, Florida and a number of other Hard Rock Hotels or hotel/casinos. There can be no assurance that our business and results of operations will not be adversely affected by the management or the enforcement of the “Hard Rock” brand name by parties outside of our control.
The Hard Rock Hotel & Casino Las Vegas also competes with hotel casinos in the Mesquite, Laughlin, Reno and Lake Tahoe areas of Nevada, and in a growing number of other jurisdictions in which gaming is now permitted. The Hard Rock Hotel & Casino Las Vegas also competes with state-sponsored lotteries, on- and off-track wagering, card parlors, riverboat and Native American gaming ventures, and other forms of legalized gaming in the United States, as well as with gaming on cruise ships, Internet gaming ventures and international gaming operations. In 1998, California enacted The Tribal Government Gaming and Economic Self-Sufficiency Act (the “Tribal Act”). The Tribal Act provides a mechanism for federally recognized Native American tribes to conduct certain types of gaming on their land. The California electorate approved Proposition 1A on March 7, 2000. Proposition 1A gives all California Indian tribes the right to operate a limited number of certain kinds of gaming machines and other forms of casino wagering on California Indian reservations. In February 2008, additional propositions were approved in California permitting certain Indian tribes to increase the number of slot machines on their properties. Continued proliferation of gaming activities permitted by Proposition 1A may have a materially adverse impact on the Nevada gaming markets and our financial position and results of operations. We are currently unable, however, to assess the magnitude of the specific impact on us. See Item 1A, Risk Factors—Risks Related to Our Business.

SEASONALITY
The Las Vegas hotel, resort and casino industry is seasonal in nature. This seasonality can tend to cause quarterly fluctuations in revenues at our hotel casino. For instance, our revenues generally peak in the second quarter. Our quarterly earnings may also be adversely affected by other related factors outside our control, including weather conditions and poor economic conditions. As a result, we may have to enter into short-term borrowings in certain quarters in order to offset these quarterly fluctuations in our revenues.

 EMPLOYEES
As of December 31, 2012, we had 1,441 full-time employees and 671 on-call and seasonal employees who are employed on an as-needed basis. Except as set out below, none of our employees are represented by unions.
On November 6, 2009 the National Labor Relations Board conducted an election to determine whether approximately 35 valet employees wished to be represented by the Teamsters Union Local 995. The National Labor Relations Board (“NLRB”) ruled that a majority of the voters chose the union and the Company petitioned for review to the District of Columbia Circuit Court of Appeals (“DC Circuit”). The DC Circuit denied the Company’s petition for review on March 23, 2012 and ordered enforcement of the ruling of the NLRB. The Company commenced bargaining with the Teamsters in May 2012 and such bargaining has continued through the date of this filing. We have been approached by other unions on various occasions and cannot be certain that one or more unions will not approach our employees. We consider our relations with our employees to be good and have never experienced an organized work stoppage, strike or labor dispute.

NEVADA GAMING REGULATION AND LICENSING
Introduction
The gaming industry is highly regulated. Gaming registrations, licenses and approvals, once obtained, can be suspended or revoked for a variety of reasons. We cannot be certain that our registrations, findings of suitability, licenses and approvals will not be suspended, conditioned, limited or revoked. The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations made under such Act, as well as to various local ordinances (collectively, the “Nevada Gaming Control Act”). The Company is subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and the Clark County Liquor and Gaming Licensing Board (the “Clark County Board”), which we collectively refer to in this document as the “Nevada Gaming Authorities.” The Nevada Gaming Authorities have broad authority with respect to licensing and registration of our business entities and individuals investing in or otherwise involved with us. The Nevada Gaming Authorities may, among other things, revoke the gaming license of any corporate entity or the registration of a registered corporation or any entity registered as a holding company of a corporate licensee for violations of gaming regulations. In addition, the Nevada Gaming Authorities may, under certain conditions, revoke the license or finding of suitability of any officer, director, controlling person, stockholder, note-holder or key employee of a licensed or registered entity.
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
Owner and Operator Licensing Requirements
The Company, as the indirect owner of the Hard Rock Hotel & Casino Las Vegas, has been approved by the Nevada Gaming Authorities as a publicly-traded company (referred to as a registered company for purposes of the Nevada Gaming Control Act). Nevada Gaming Authorities’ approval also grants LVHR a license to conduct non-restricted gaming operations at the Hard Rock Hotel & Casino Las Vegas, and grants LVHR an approval to share in gaming revenue with the third party operator of the race and sports book operation at the Hard Rock Hotel & Casino Las Vegas. The gaming license requires the periodic payment of fees and taxes and is not transferable.
Company Registration Requirements
In connection with our obtaining approvals and licenses to acquire and own the equity securities of LVHR, our Class A members were found suitable by, the Nevada Commission as the beneficial owners and controlling beneficial owners of the Company.
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

 Individual Licensing Requirements
No person may become a stockholder or member of, or receive any percentage of the profits of, a registered intermediary company or company licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.
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
Requirements for Security Holders
Regardless of the number of shares or other interests held, any beneficial holder of the voting or non-voting securities of a registered company may be required to file an application, be investigated and have that person’s suitability as a beneficial holder of voting or non-voting securities evaluated if the Nevada Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial holder of such securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.
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
A live entertainment tax is also paid by gaming operations where live entertainment is furnished in connection with admission fees, the selling or serving of food or refreshments or the selling of merchandise.
Foreign Gaming Investigations
From time to time, the Company and its affiliates may become involved in gaming activities outside of Nevada through sublicensing and franchising our rights under the Hard Rock License, as described more fully in Item 1, Business – Trademarks. Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with those persons (collectively, “licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of the licensee’s or registrant’s participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Licensees and registrants are required to comply with the reporting requirements imposed by the Nevada Gaming Control Act. A licensee or registrant is also subject to disciplinary action by the Nevada Commission if it:

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

AGREEMENTS GOVERNING THE OPERATION OF THE HARD ROCK HOTEL & CASINO LAS VEGAS
Until June 15, 2012, gaming operations at the Hard Rock Hotel & Casino Las Vegas were operated by LVHR pursuant to the Casino Lease. Pursuant to the Management Agreement (Gaming Operations) dated as of March 1, 2011 between LVHR and WG-Harmon (the “Management Agreement”), WG-Harmon managed the gaming operations at the Hard Rock Hotel & Casino Las Vegas for LVHR.
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
Casino Lease
Lease of Casino Premises. On March 1, 2011, the Company entered into the Casino Lease, pursuant to which the Company leased to LVHR (i) a portion of the Hard Rock Hotel & Casino Las Vegas in which gaming operations presently are being conducted, comprising approximately 60,000 square feet of floor space, as well as other gaming areas located in and around the Hard Rock Hotel & Casino Las Vegas’ swimming pool including, without limitation, areas containing the front of the house casino-related slot machines, table games and sports book, all areas in the Hard Rock Hotel & Casino Las Vegas used for gaming purposes and (ii) the associated offices, back of the house count rooms, casino cages and all surveillance areas within the Hard Rock Hotel & Casino Las Vegas (collectively, the “Casino Premises”).
Term. The term of the Casino Lease began on March 1, 2011 and was amended pursuant to the Amended Casino Lease, which commenced on June 15, 2012 with an initial term of 10 years. On such date, LVHR became one of our subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas. The Amended Casino Lease contains terms that are reflective of a lease agreement between related parties, including a provision for the payment of nominal rent.
Rent. During the term of the Casino Lease, LVHR agreed to pay rent to the Company in the amount of $1.25 million per month, paid in arrears on the last day of each month under the Amended Resort Management Agreement.
Sale of Gaming Assets and Working Capital Line. In addition to the Casino Lease, LVHR and the Company entered into the Existing Gaming Assets Acquisition Agreement dated as of March 1, 2011, pursuant to which LVHR acquired all of the then existing assets of the Company used in the Hard Rock Hotel & Casino Las Vegas’ gaming operations. As part of the Casino Lease, the Company was obligated to make available to LVHR a revolving line of credit to be used solely for working capital purposes. On December 22, 2011, we received all approvals, licenses and findings of suitability from the Nevada Commission necessary to serve as the operator of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas and we were approved to acquire and own the equity securities of LVHR. LVHR became one of our subsidiaries and we assumed operation of the gaming facilities at the Hard Rock

Hotel & Casino Las Vegas on June 15, 2012. On or about the same date LVHR became one of our subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas, and we restructured and converted LVHR from a Nevada corporation to a Nevada limited liability company known as LVHR Casino, LLC. Upon consummation of the conversion of LVHR: (i) LVHR Casino, LLC became a mortgage borrower under the Amended Facility and the Second Mortgage; (ii) LVHR Casino, LLC continued to own all of the assets that are used at the Hard Rock Hotel & Casino Las Vegas gaming operations (which assets LVHR acquired on March 2, 2011), and (iii) the revolving line of credit was terminated.
Casino Management Agreement
Engagement of WG-Harmon. On March 1, 2011 LVHR entered into a Management Agreement (the “Management Agreement”) pursuant to which WG-Harmon agreed to manage the gaming operations at the Hard Rock Hotel & Casino Las Vegas for LVHR. During the term of the Management Agreement, WG-Harmon (as agent and key employee for LVHR) had the exclusive authority to conduct and direct all business and affairs in connection with the gaming operations at the Hard Rock Hotel & Casino Las Vegas (except with respect to the matters that are expressly the responsibility of LVHR). All duties performed by WG-Harmon were funded from operating capital provided by LVHR, and none of the duties were to be performed at WG-Harmon’s expense.
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
Resort Management Agreement
Management of Premises. On March 1, 2011 the Company and WG-Harmon entered in a Resort Management Agreement, which agreement was subsequently amended on June 15, 2012 (as amended, the “Amended Resort Management Agreement”), pursuant to which WG-Harmon manages the Hard Rock Hotel & Casino Las Vegas, including the gaming operations and the liquor operations.
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
Term. The term of the Amended Resort Management Agreement began on June 15, 2012 and will continue until March 31, 2016. The Amended Resort Management Agreement may be terminated by the Owner (as defined below), at any time during the term, by providing WG-Harmon with thirty days prior notice and payment of a termination fee as described in the Amended and Restated Resort Management Agreement.
Management Fees. During the term of the Amended Resort Management Agreement, the Company is required to pay WG-Harmon a base fee in the amount of $160,000 per month, payable monthly. Under the Amended Resort Management Agreement, the base fee may be reduced to $150,000 per month if WG-Harmon is no longer providing certain construction services to the Owner. In April 2013, the $10,000 reduction to the base fee was put in place. In addition to such base fee, the Owner is required to pay WG-Harmon an incentive management fee based on the performance of the adjusted EBITDA of the Hard Rock Hotel & Casino Las Vegas, as set forth in the Amended Resort Management Agreement.
Termination. Upon the occurrence of any Event of Default (as defined below), the non-defaulting party has a right to terminate the Amended Resort Management Agreement upon written notice given to the other parties. Additionally, the Owner has the right to terminate the Amended Resort Management Agreement following (i) any failed drug test by the senior officers of Warner Gaming or WG-Harmon and the failure of Warner Gaming or WG-Harmon to promptly take remedial action in connection with such senior officer, (ii) any failed drug test of William W. Warner and (iii) if Warner Gaming or WG-Harmon is no longer controlled by William W. Warner (including in connection with his death or disability) or (iv) if William W. Warner is convicted of or pleads nolo contendere to any felony.
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

•	WG-Harmon fails to maintain any necessary regulatory approvals;

•	WG-Harmon fails to comply with the IP License or the intellectual property provisions of the Amended Resort Management Agreement; and

•	WG-Harmon misapplies or misappropriates any funds from the Hard Rock Hotel & Casino Las Vegas operations, the Owner or any reserve funds, which is not cured within two days’ written notice.
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
Liquor Management Agreement
Liquor Management Agreement. On March 1, 2011, the Company and WG-Harmon entered into a Liquor Management and Employee Services Agreement (the “Liquor Management Agreement”), relating to non-gaming operations at the Hard Rock Hotel & Casino Las Vegas. Pursuant to the Liquor Management Agreement, WG-Harmon was required to perform its duties in a good faith and highly professional manner and act with the standard of skill, care and expertise that would be customary and reasonably expected from a prudent manager of comparable liquor operations. The Liquor Management Agreement terminated on June 15, 2012.

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
The Las Vegas market is beginning to show some signs of a recovery with visitor volumes reaching 39.8 million in 2012 and 38.9 million in 2011, an increase of approximately 2.0% over 2011. Gaming revenues in Clark County are also recovering reaching approximately $9.4 billion in 2012 and $9.2 billion in 2011, an increase of approximately 1.9% over 2011 (Both visitor volume and gaming statistics noted above are released by the Las Vegas Convention and Visitors Authority). However, due to a number of factors affecting consumers, including the lingering effects of a slowdown in global economies, contracting credit markets and reduced consumer spending, the outlook for the gaming, travel, and entertainment industries remains uncertain. These factors have and could continue to result in fewer customers visiting, or customers spending less, in Las Vegas, as compared to prior periods. Gaming and other leisure activities represent discretionary expenditures and participation in such activities tends to decline during economic downturns, during which consumers generally have less disposable income. As a result, customer demand for the luxury amenities and leisure activities that we offer may continue to be depressed. Furthermore, during periods of economic contraction, revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings.
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
We face intense local and increasingly national competition which could impact our operations and adversely affect our business and results of operations.
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
Many of the competing properties have themes and attractions which draw a significant number of visitors and directly compete with our operations. Some of these properties are operated by subsidiaries or divisions of large public companies that may have greater name recognition and financial and marketing resources than we do and market to the same target demographic group as we do. Various competitors are expanding and renovating their existing facilities. We believe that competition in the Las Vegas hotel, resort and casino industry is based on certain property-specific factors, including overall atmosphere, range of amenities, price, location, entertainment attractions, theme and size. Any market perception that we do not excel with respect to such property-

specific factors could adversely affect our ability to compete effectively. If we are unable to compete effectively, we could lose market share, which could adversely affect our business and results of operations.
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
Another area of competition is legalized gaming from casinos located on Native American tribal lands. Native American tribes in California are permitted to operate casinos with video slot machines, black jack and house-banked card games. The State of California has entered into compacts with numerous tribes in California, and the federal government has approved numerous compacts in California and casino-style gaming is now legal on those tribal lands. While the competitive impact on our operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California and other areas located near the Hard Rock Hotel & Casino Las Vegas could have an adverse effect on our results of operations.
In addition, many states have legalized, and others may legalize, casino gaming in specific areas, including metropolitan areas from which we traditionally attract customers, such as New York, Philadelphia, Los Angeles, San Francisco and Boston. The current global trend toward liberalization of gaming restrictions and resulting proliferation of gaming venues could result in a decrease in the number of visitors to the Hard Rock Hotel & Casino Las Vegas by attracting customers close to home and away from Las Vegas, which could adversely affect our business and results of operations.
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
Renovations and other capital improvements may give rise to the following additional risks, among others:

•	construction cost overruns and delays;

•	temporary closures of all or a portion of the hotel casino to customers;

•	disruption in service and room availability causing reduced demand, occupancy and rates;

•	disruption in gaming operations; and

•	possible environmental issues.
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

We reported pre-tax net losses of $115.6 million and $66.1 million for the year ended December 31, 2012 and for the period from March 1, 2011 to December 31, 2011, respectively. HRH Holdings reported pre-tax net losses $129.1 million for the year ended December 31, 2010. There can be no assurance that we will attain profitability in the near term or at all.
We have paid in kind interest that may be required to be paid in cash on March 1, 2014 and our inability to pay in full could harm our business and operations.
The Amended Facility requires that the Company repay in full all “paid in kind” interest outstanding on March 1, 2014, in the event the Company has not made sufficient payments to the lender to provide a specified debt yield, on the terms specified in the Amended Facility. The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at The London InterBank Offered Rate (“LIBOR”) plus 2.5% with a 1.5% LIBOR floor (total of 4% at December 31, 2012). In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less that the current interest due, the interest shortfall (“PIK interest”) will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.
The outstanding PIK interest as of September 30, 2013, December 31, 2012 and 2011 was $31.7 million, $18.5 million and $8.2 million, respectively. Using our best estimates based on reasonable and supportable assumptions and projections, we believe the Company will not meet the specified debt yield threshold. The Company is currently assessing its options, including negotiating a waiver of this requirement from the lender, seeking approval from the lender to use cash reserves to satisfy a portion of this potential obligation, selling off a portion of existing collateral, or attempting to obtain additional borrowings from other sources. If we are unable to restructure our indebtedness, find alternative financing sources on acceptable terms, or obtain approval from the lender to use our cash reserves to satisfy a portion this potential obligation, we risk losing some or all of our property to foreclosure. If prevailing interest rates or other factors at the time of any restructuring of our indebtedness or at the time we obtain borrowings from other sources results in higher interest rates, our interest expense would increase, which would harm our business and results of operations.
We incurred a pre-tax net loss for the year ended December 31, 2012 and for the period from March 1, 2011 to December 31, 2011. HRH Holdings reported pre-tax net losses for the year ended December 31, 2010.
As a result of these factors, there is substantial doubt about our ability to continue as a going concern. The accompanying financial statements, included in Item 15, have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result from these uncertainties, including the possibility that we may lose some or all of our property to foreclosure.
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
We have substantial debt service obligations, and as of December 31, 2012 the book value of our total debt was approximately $647.9 million, with a face amount of $911.1 million. In addition, as of December 31, 2012, the Company has outstanding $38.0 million in supplemental interest under the Amended Facility. Under the Amended Facility, supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4% effective interest rate at maturity after consideration of all prior payments of principal and interest.
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
A majority of our debt is secured by first deeds of trust on our property. If we were to default on our secured debt, the loss of property securing the debt would adversely impact our ability to satisfy other obligations. Using our property as collateral increases our risk of property losses because defaults on indebtedness secured by property may result in foreclosure and ultimately our loss of the property that secures any loans for which we are in default. For tax purposes, a foreclosure on our property would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. Our working capital and liquidity reserves may not be adequate to cover all of our cash needs and we may have to obtain additional debt financing. Sufficient financing may not be available or, if available, may not be available on terms acceptable to us. Additional borrowings for working capital purposes will increase our interest expense and, therefore, may harm our business and results of operations.
The Company's ability to continue as a going concern depends upon its ability to restructure its indebtedness, obtain alternative financing on acceptable terms, selling off a portion of existing collateral, obtain approval from the lender to use available cash reserves to satisfy a portion of this potential obligation, or a combination thereof. However, there can be no assurance these actions will be successful.  We have placed mortgages on our hotel casino property to secure our indebtedness.  In the event these actions are unsuccessful, among other lesser remedies, the lender may declare all unpaid principal and accrued interest under the Amended Facility due and payable immediately.  To the extent we cannot meet our accelerated demand to meet our debt service obligations, we risk losing some or all of our property to foreclosure.  If this occurs, our business and results of operations would be materially adversely affected.
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
Our operations benefit from the global name recognition and reputation generated by the Hard Rock Cafes, Hotels and Hotel-Casinos that are operated, licensed or franchised directly or indirectly by the Seminole Tribe of Florida. However, the Seminole Tribe of Florida is under no obligation to continue to own, operate or franchise such businesses, and it may decide to sell, change the focus of, or manage such businesses in a manner that would adversely affect our business and results of operations.
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
Other parties may assert trademark, copyright or other intellectual property rights that have a negative impact on our business. We cannot be certain that others will not seek to block our use of certain marks or seek monetary damages or other remedies for the prior use of our brand names or other intellectual property or the sale of our products or services as a violation of their trademark, copyright or other proprietary rights. Defending any claims, even claims without merit, could divert our employees' attention, be time-consuming, result in costly settlements, litigation or restrictions on our business and damage our reputation.
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
We are a party, from time to time, to various litigation claims and legal proceedings, government and regulatory inquiries and/or proceedings, including, but not limited to, intellectual property, premises liability and breach of contract claims. Material legal proceedings are described more fully in Note 9, Commitments and Contingencies, to our consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K.
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
We depend on BREF HR Management for the future success of our business and the loss of one or more of their key personnel could have an adverse effect on our ability to manage our business and operate successfully and competitively, or could be negatively perceived in the capital markets.
The Company is managed by BREF HR Management in compliance with the gaming laws of the State of Nevada. BREF HR Management’s ability to manage the Company’s business and operate successfully and competitively is dependent, in part, upon the efforts and continued service of BREF HR Management’s managers. The departure of key personnel of BREF HR Management could have an adverse effect on our business and our ability to operate successfully and competitively, and it could be difficult for BREF HR Management to find replacements for these key personnel, as competition for such personnel is intense.
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
The Las Vegas hotel, resort and casino industry is seasonal in nature. This seasonality can tend to cause quarterly fluctuations in revenues at our hotel casino. For instance, our revenues generally peak in the second quarter. Our quarterly earnings may also be adversely affected by other related factors outside our control, including weather conditions and poor economic conditions. As a result, we may have to enter into short-term borrowings in certain quarters in order to offset these quarterly fluctuations in our revenues.

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
The Nevada Gaming Authorities may, upon any future violation of a gaming law or regulation and after disciplinary complaint and public hearing, among other things, revoke, suspend, limit or condition the gaming license of any corporate entity, which we will refer to as a corporate licensee, or the registration of a registered company or any entity registered as a holding company of a corporate licensee or fine each person or entity or both up to $250,000 for each violation. In addition, the Nevada Gaming Authorities may revoke the license or finding of suitability of any officer, director, controlling person, shareholder, noteholder or key employee of a licensed or registered entity. If our gaming licenses and/or registrations were ever revoked for any reason, the Nevada Gaming Authorities could require the closing of our gaming operations, which would result in a material effect on our business. See Item 1, Business – Nevada Gaming Regulation and Licensing for more information.
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
All of our membership interests are controlled by investment funds affiliated with Brookfield. Brookfield and its other affiliates may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Some of the members and managers of BREF HR Management may also serve as officers or directors of Brookfield and may have conflicts of interest because they may own equity interests in Brookfield or its affiliates or they may receive cash or equity-based awards based on the performance of Brookfield. Andrea Balkan, Barry Blattman, Theresa Hoyt and William Powell are managers, directors and/or officers of other affiliates of Brookfield. See Item 10 and Item 13.

Item 1B	Unresolved Staff Comments
None.

Item 2	Properties
We own approximately 30 acres of land where the Hard Rock Hotel & Casino Las Vegas is located.

Item 3	Legal Proceedings
For discussions of legal proceedings, refer to Note 9, Commitments and Contingencies, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.

Item 4      Mine Safety Disclosures
Not applicable.

PART II

Item 5	Market for Common Equity Related Stockholder Matters And Issuer Purchases of Equity Securities
HOLDERS
The sole holder of our Class A Units is BREF HR Management and the sole holder of our Class B Units is Brookfield Financial.
MARKET INFORMATION
There currently is no established public trading market for our membership interests. None of our membership interests are subject to any outstanding options or warrants, and we have not issued any securities convertible into our membership interests. None of our membership interests may currently be sold under Rule 144 of the Securities Act of 1933, as amended. There were no Class A Units or Class B Units sold during the past fiscal year.
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
Recent Sales of Unregistered Securities
At the closing of the Assignment on March 1, 2011, we issued to each of our members Class A Units or Class B Units in consideration of the initial contributions they made to us (or were deemed to make to us). Upon the closing and as of December 31, 2012, BREF HR Management held all of our outstanding Class A Units and Brookfield Financial held all of our outstanding Class B Units. The issuances of the membership interests were made in reliance upon the exemption from registration requirements under Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters employed in connection with the issuance of the membership interests. See Item1, Business—The Company—The Assignment.

Item 6	Selected Financial Information
SELECTED FINANCIAL DATA
Since March 1, 2011, the Hard Rock Hotel & Casino Las Vegas and related assets have been owned by the Company pursuant to the Assignment thereof from HRH Holdings. The Hard Rock Hotel & Casino Las Vegas was owned by HRH Holdings during the period from February 2, 2007 to February 28, 2011. Prior to such period the Hard Rock Hotel & Casino Las Vegas was owned by HRHI.
The selected financial data of HRH Holdings presented in the table below has been derived from the audited consolidated financial statements of HRH Holdings. The selected historical income statement data of the Company for the year ended December 31, 2012 and for the period from March 1, 2011 to December 31, 2011 have been derived from the audited consolidated financial statements of the Company.

In the opinion of management, the audited information set forth below contains all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial data at the relevant date and the operating data for the relevant periods. Historical results are not necessarily indicative of the results of operations to be expected for future periods. The selected financial and operating data set forth below should be read in conjunction with the Company’s and HRH Holdings‘ consolidated financial statements and notes thereto and with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Company		HRH Holdings
	As of and for the year ended December 31, 2012	As of and for the period from Mar 1, 2011 to December 31, 2011	As of and for the period from Jan 1, 2011 to Feb 28, 2011	As of and for the year ended As of and for the year ended December 31,
($ in thousands)				2010	2009	2008
Statement of Operations Data:
Net revenues	$198,541	$164,653	$29,257	$223,971	$161,554	$164,345
Income (loss) from operations (1) (2) (3)(4)	$(25,456)	$1,527	$(7,451)	$(60,937)	$(132,624)	$(205,607)

Balance Sheet Data:
Cash and cash equivalents	$13,658	$16,818	$20,191	$15,023	$12,277	$10,148
Total assets	$627,841	$680,452	$1,191,539	$1,237,579	$1,301,082	$1,162,954
Long term debt	$647,885	$608,699	$1,238,553	$1,305,910	$1,210,874	$1,033,813
Total debt	$647,885	$608,699	$1,305,910	$1,305,910	$1,201,874	$1,083,813
Shareholders/Members equity (deficit)	$(95,012)	$20,389	$(182,173)	$(192,514)	$(64,873)	$(61,514)
(1)    HRH Holdings recognized a non-cash impairment charge of approximately $181.3 million related to goodwill and $10.0 million related to certain indefinite-lived intangible assets in the fourth quarter of 2008. The impairment charge represents all of the goodwill recognized at the time of the Assignment and a portion of the value of the Hard Rock license. The impairment charge resulted from factors impacted by current market conditions including: (i) lower market valuation multiples for gaming assets; (ii) higher discount rates resulting from turmoil in the credit and equity markets; and (iii) current cash flow forecasts for HRH Holdings.
(2)    HRH Holdings recognized a non-cash impairment charge of approximately $108.7 million related to the land intended for sale in the fourth quarter of 2009. The impairment charge resulted from factors impacted by current market conditions including: (i) lower market valuation multiples for gaming assets; (ii) higher discount rates resulting from turmoil in the credit and equity markets; and (iii) current cash flow forecasts for HRH Holdings.
(3)    HRH Holdings recognized a non-cash impairment charge of approximately $16.2 million related to the adjacent land in the fourth quarter of 2009. The impairment charge resulted from factors impacted by current market conditions including: (i) lower market valuation multiples for gaming assets; (ii) higher discount rates resulting from turmoil in the credit and equity markets; and (iii) current cash flow forecasts for HRH Holdings.
(4)    The Company recognized a non-cash impairment charge of approximately $6.2 million, relating to the Isleta license agreement and $15.0 million, relating to the Hard Rock trademark during 2012. On December 24, 2012, Isleta and the Company mutually agreed to terminate the Isleta license agreement. The termination of the Isleta license agreement occurred on June 30, 2013. As part of such termination, the Company recorded an impairment of other licenses of $6.2 million. The $6.2 million impairment represented amounts included in the March 1, 2011 fair value related to the Isleta licenses agreement which were anticipated at that time had the agreement continued after June 30, 2013. During the second quarter of 2012, due to weak economic conditions, the Company performed an interim impairment analysis of the Hard Rock trademark. This analysis resulted in an impairment charge of $3.0 million for the second quarter of 2012. During the fourth quarter of 2012, the Company completed its annual impairment analysis of the Hard Rock trademark, which resulted in an impairment charge of $12.0 million. These impairment charges were the result of reductions in the projected revenue due to the weak market environment and are included within Impairment of intangible assets reflected in the Consolidated Statement of Operations and Comprehensive (Loss) Income.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations
THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, AND THE OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.
Within this management’s discussion and analysis of financial condition and results of operation for the period from March 1, 2011 to December 31, 2012, references to the “Company,” “we,” “us,” or “our” refer to BREF HR, LLC, and references to “HRH Holdings” for the period from January 1, 2009 to February 28, 2011 refer to Hard Rock Hotel Holdings, LLC.

The following discussion and analysis covers periods both prior and subsequent to the Assignment as discussed in Item 1. HRH Holdings’ historical consolidated financial statements included herein represent the financial condition, results of operations and liquidity the Hard Rock Hotel & Casino during the period prior to March 1, 2011. Our historical consolidated financial statements included herein for the period following the closing of the Assignment represent our financial condition, results of operation and liquidity after the Assignment. As a result of various factors, the financial condition, results of operations and liquidity for the periods beginning on or after March 1, 2011 may not be comparable to the information prior to that date. For comparative purposes, below we have included the combined audited results of operations for the year ended December 31, 2011, which include periods of operation by HRH Holdings and the Company. While the Company believes that a comparison of the results of operations for this period provides useful information regarding the changes in operating data between the periods, not all of the data is comparable due to the impact that the Assignment has had on the amount of interest expense and depreciation and amortization we incur.
Substantially all of our current business is comprised of the operation of the Hard Rock Hotel & Casino Las Vegas. For the year ended December 31, 2012, Hard Rock Hotel & Casino Las Vegas’ gross revenues were derived 19.9% from gaming operations, 36.3% from food and beverage, 28.1% from lodging and 15.7% from retail and other sales. Our business strategy is to provide our guests with an energetic and exciting gaming and entertainment environment with the services and amenities of a luxury boutique hotel.
Prior to obtaining the necessary gaming approvals on June 15, 2012, we were prohibited from receiving any revenues of the casino at the Hard Rock Hotel & Casino Las Vegas. As such, we entered into the Casino Lease with LVHR, a licensed third party casino operator, and the Resort Management Agreement with WG-Harmon under which WG-Harmon conducts the gaming and other operations at the casino. The Casino Lease provided for base rent equal to $1.25 million per month. In addition to the base rent, LVHR paid for certain rent-related costs. See Item 1, Business—Agreements Governing the Operation of the Hard Rock Hotel & Casino Las Vegas—Resort Management Agreement.
HRH Holdings and the Company each evaluate our variable interests to determine if they are variable interests in variable interest entities. Certain variable interest entities must be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. During the period from March 1, 2011 through June 15, 2012, LVHR was the third party operator of all gaming operations at the Hard Rock Hotel & Casino Las Vegas. LVHR became one of our indirect subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas on June 15, 2012.
During the period from March 1, 2011 through June 15, 2012, the Company did not own any interest in LVHR or its affiliated entities, WG-Harmon and Warner Gaming. The Company consolidated LVHR since it was the primary beneficiary of the gaming operations and had the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entities that could potentially be significant to the variable interest entity.
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

Results of Operations
The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of net revenues.

	Company		Company	HRH Holdings
	For the year ended December 31, 2012	2011 Combined	Period from Mar 1, 2011 to December 31, 2011	Period from Jan 1, 2011 to Feb 28, 2011	For the year ended December 31, 2010
Statement of Operations Data:
Revenue
Casino	22%	21%	21%	20%	27%
Lodging	31%	30%	30%	32%	25%
Food and beverage	40%	42%	42%	42%	43%
Retail	1%	2%	2%	1%	2%
Other	16%	15%	15%	16%	14%
Gross revenues	110%	110%	109%	111%	110%
Less: Promotional allowances	(10)%	(10)%	(9)%	(11)%	(10)%
Net revenues	100%	100%	100%	100%	100%

Costs and Expenses:
Casino	18%	18%	18%	19%	21%
Lodging	10%	10%	10%	11%	8%
Food and beverage	23%	22%	22%	20%	23%
Retail	1%	1%	1%	1%	1%
Other	10%	9%	8%	10%	10%
Marketing	4%	3%	4%	3%	4%
Fee and expense reimbursements - related party	1%	1%	1%	3%	4%
General and administrative	19%	20%	19%	22%	21%
Depreciation and amortization	16%	18%	15%	37%	25%
Loss on disposal of assets	—%	—%	—%	—%	1%
Pre-opening	—%	—%	—%	—%	—%
Impairment of land	—%	—%	—%	—%	7%
Impairment of licenses and trademarks	11%	—%	—%	—%	—%
Total costs and expenses	113%	103%	99%	125%	127%
(Loss) income from operations	(13)%	(3)%	1%	(25)%	(27)%
Interest income	—%	—%	—%	—%	—%
Interest expense	(45)%	(43)%	(41)%	(51)%	(30)%
Gain on forgiveness of debt	—%	17%	—%	111%	—%
Loss on joint venture investment	—%	—%	—%	—%	—%
(Loss) income before income tax expense	(58)%	(29)%	(40)%	35%	(58)%
Income tax expense	—%	—%	—%	—%	—%
Net (Loss) income	(58)%	(29)%	(40)%	35%	(58)%
Minor differences may exist due to rounding.
The following table presents results of operations data as reported in the Company’s and HRH Holdings’ consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires that we separately present the Company and HRH Holdings results. As noted above, management believes reviewing the operating results for the year ended December 31, 2011 by combining the results of the HRH Holdings and Company periods is more useful in identifying any trends in, or reaching conclusions regarding, our overall operating performance.

	Company		Company	HRH Holdings		Percent Change
($ in thousands)	For the year ended December 31, 2012	2011 Combined	Period from Mar 1, 2011 to December 31, 2011	Period from Jan 1, 2011 to Feb 28, 2011	For the year ended December 31, 2010	2012 vs 2011	2011 vs 2010
Statement of Operations Data:
Revenue
Casino	$43,572	$40,614	$34,641	$5,973	$59,703	7.3%	(32)%
Lodging	61,356	57,947	48,725	9,222	55,405	5.9%	4.6%
Food and beverage	79,348	82,298	69,908	12,390	96,669	(3.6)%	(14.9)%
Retail	2,789	3,014	2,588	426	4,452	(7.5)%	(32.3)%
Other	31,469	28,602	24,011	4,591	31,242	10.0%	(8.5)%
Gross revenues	218,534	212,475	179,873	32,602	247,471	2.9%	(14.1)%
Less: Promotional allowances	(19,993)	(18,565)	(15,220)	(3,345)	(23,500)	7.7%	21%
Net revenues	198,541	193,910	164,653	29,257	223,971	2.4%	(13.4)%

Costs and Expenses:
Casino	35,444	35,383	29,717	5,666	48,067	0.2%	(26.4)%
Lodging	20,472	19,443	16,321	3,122	18,617	5.3%	4.4%
Food and beverage	44,747	42,753	37,005	5,748	51,612	4.7%	(17.2)%
Retail	1,682	1,969	1,696	273	2,872	(14.6)%	(31.4)%
Other	20,495	16,807	13,930	2,877	22,320	21.9%	(24.7)%
Marketing	8,650	6,710	5,867	843	8,656	28.9%	(22.5)%
Fee and expense reimbursements	2,206	2,605	1,673	932	9,444	(15.3)%	(72.4)%
General and administrative	36,832	38,295	31,906	6,389	47,701	(3.8)%	(19.7)%
Depreciation and amortization	31,360	35,673	24,815	10,858	55,575	(12.1)%	(35.8)%
Loss on disposal of assets	501	50	50	—	3,138	902.0%	(98.4)%
Pre-opening	433	146	146	—	726	196.6%	(79.9)%
Impairment of land	—	—	—	—	16,180	—%	(100)%
Impairment of licenses and trademarks	21,175	—	—	—	—	100.0%	—%
Total costs and expenses	223,997	199,834	163,126	36,708	284,908	12.1%	(29.9)%
(Loss) income from operations	(25,456)	(5,924)	1,527	(7,451)	(60,937)	329.7%	90.3%
Interest income	36	74	66	8	38	(51.4)%	94.7%
Interest expense	(89,554)	(82,544)	(67,674)	(14,870)	(68,251)	8.5%	(20.9)%
Gain on forgiveness of debt	—	32,460	—	32,460	—	(100.0)%	100%
Loss on joint venture investment	(630)	—	—	—	—	100.0%	—%
(Loss) income before income tax expense	(115,604)	(55,934)	(66,081)	10,147	(129,150)	106.7%	56.7%
Income tax expense	—	141	—	141	467	(100.0)%	(69.8)%
Net (loss) income	$(115,604)	$(56,075)	$(66,081)	$10,006	$(129,617)	106.2%	56.7%

Results of Operations of the Company for the Year Ended December 31, 2012 Compared to the Combined Results of Operations of the Company and HRH Holdings for the Year Ended December 31, 2011
In the following discussion references to the year ended December 31, 2011 refer to combining the results of HRH Holdings for the period from January 1, 2011 to February 28, 2011 with the results of the Company for the period from March 1, 2011 to December 31, 2011.
Casino Revenues. Until June 15, 2012, we did not receive any revenues of the casino at the Hard Rock Hotel & Casino Las Vegas. As such, the Company did not directly earn any casino revenues, for the period from March 1, 2011 to June 14, 2012. However, the Company has included revenues earned by LVHR during such period in its consolidated financial statements in accordance with applicable guidance relating to variable interest entities.

Casino revenues increased $3.0 million to $43.6 million for the year ended December 31, 2012 from $40.6 million for the year ended December 31, 2011.
Slot. Slot machine revenues increased $1.6 million to $17.2 million for the year ended December 31, 2012 from $15.5 million for the year ended December 31, 2011. Slot machine handle decreased $9.5 million from $328.2 million to $318.7 million. Slot machine hold percentage increased to 5.4% from 4.7%. The number of slot machines in operation decreased to 628 from 631. The net result of these changes in handle, hold percentage and average number of slot machines in operation was an increase in net win per slot machine per day to $74.72 from $67.40, an increase of $7.32 or 10.9%. Management believes the decrease in slot handle was due to the construction projects under way in 2012 and also increased competition from other hotel/casinos on the Las Vegas strip.
Table Games. Table games revenues increased $1.4 million to $25.9 million for the year ended December 31, 2012 from $24.5 million for the year ended December 31, 2011. Table games drop decreased $24.1 million or 10% to $218.3 million. Table games hold percentage increased 1.7% to 11.9% from 10.1%. The average number of table games in operations decreased to 75 from 86 tables. The net result of these changes in drop and hold percentage was an increase in win per table game per day to $943 from $778, an increase of $165 or 21.2%. We have historically reported table games hold percentage using the gross method, while casinos on the Las Vegas Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Las Vegas Strip, our net hold percentage for the year ended December 31, 2012 was 14.3% compared to 13.0% for the year ended December 31, 2011. The increase in table games revenues was due to an increase in the table games hold percentage. Management believes the decrease in table games drop was due to increased competition from other hotel/casinos on the Las Vegas strip.
Lodging Revenues. Lodging revenues increased $3.4 million to $61.4 million for the year ended December 31, 2012 from $57.9 million for the year ended December 31, 2011. The increase in lodging revenues was primarily due to a 3.9% increase in total occupied rooms to 454,044 from 436,976 and an increase in the average daily rate of $1.51 to $133.08 or 1.1%. Revenue per available room increased $5.94 to $112.35 from $106.42 or 5.6%.
Food and Beverage Revenues. Food and beverage revenues decreased $3.0 million to $79.3 million for the year ended December 31, 2012 from $82.3 million for the year ended December 31, 2011. The $3.0 million decrease in food and beverage revenues was primarily due to the closure of venues during construction of four new food and beverage outlets, including, Culinary Dropout, Ainsworth, Fú and Fuel Express, and a decline in nightclub revenue from Vanity due to the competitive nightclub market in Las Vegas during 2012. Due to the significant decline in revenue at Vanity, Body English was reopened on December 28, 2012 after being closed since January 1, 2010. Vanity has limited its operations exclusively to special events since January 1, 2013.
Retail Revenues. Retail revenues decrease $0.2 million to $2.8 million for the year ended December 31, 2012 from $3.0 million for the year ended December 31, 2011. The decrease in retail revenues was due to the relocation of the Hard Rock retail store into a smaller footprint and a decline in the number of transactions during 2012.
Other Revenues. Other revenues increased $2.9 million to $31.5 million for the year ended December 31, 2012 from $28.6 million for the year ended December 31, 2011. The increase in other revenues was primarily the result of having 23 more events in 2012 compared to 2011.
Promotional Allowances. Promotional allowances increased $1.4 million or 7.7% to $20.0 million for the year ended December 31, 2012. As a percentage of gross revenues, promotional allowances increased to 9.1% from 8.7%. The increase in promotional allowances was primarily attributable to increased marketing efforts to attract casino customers by providing rooms on a complimentary basis.
Casino Expenses. Casino expenses remained flat at $35.4 million for the year ended December 31, 2012.
Lodging Expenses. Lodging expenses increased $1.0 million or 5.3% to $20.5 million for the year ended December 31, 2012 from $19.4 million for the year ended December 31, 2011. Lodging expenses in relation to lodging revenues decreased to 33.4% from 33.6% in the prior period. The increase in lodging expenses was primarily due to operating costs associated with the increase in occupancy.
Food and Beverage Expenses. Food and beverage expenses increased $2.0 million or 4.7% to $44.7 million for the year ended December 31, 2012 from $42.8 million for the year ended December 31, 2011. Food and beverage expenses in relation to food and beverage revenues increased to 56.4% from 51.9% in the prior period. The increase in food and beverage expense was primarily the result of an increase in the number of pool and nightclub events and an increase in advertising in order to promote the respective venues.
Retail Expenses. Retail expenses decreased $0.3 million or 14.6% to $1.7 million for the year ended December 31, 2012 from $2.0 million for the year ended December 31, 2011. Retail expenses in relation to retail revenues decreased to 60.3% from 65.3% in the prior period. The decrease in retail expenses was primarily the result of a decrease in cost of goods sold included in retail costs and expenses..
Other Expenses. Other expenses increased $3.7 million or 21.9% to $20.5 million for the year ended December 31, 2012 from $16.8 million for the year ended December 31, 2011. This increase was primarily due to a $2.8 million increase in concert expense (artist fees) as a result of having 23 more concerts.
Marketing. Marketing expenses increased $1.9 million or 28.9% to $8.7 million for the year ended December 31, 2012 from $6.7 million for the year ended December 31, 2011. Marketing expenses in relation to gross revenues increased to 3.9% from 3.1% in the prior period. The increase in marketing expenses was primarily due to an increase in advertising and personnel in an effort to drive brand awareness in our competitive market.
General and Administrative. General and administrative expenses decreased $1.5 million or 3.8% to $36.8 million for the year ended December 31, 2012 from $38.3 million for the year ended December 31, 2011. General and administrative expenses in relation to gross revenues decreased to 16.9% from 18.0%. The decrease in these expenses was primarily due to a decrease in property taxes due to a decline in assessed property values and a decline in professional fees related to the Assignment.
Depreciation and Amortization. Depreciation and amortization expense decreased by $4.3 million or 12.1% to $31.4 million for the year ended December 31, 2012 from $35.7 million for the year ended December 31, 2011. The decrease in depreciation and amortization expense is a result of the decreased values at the time of the Assignment coupled with an intangible asset that became fully depreciated during the first quarter of 2012.
Interest Expense. Interest expense increased $6.9 million or 8.5% to $89.6 million for the year ended December 31, 2012 from $82.5 million for the year ended December 31, 2011. The increase in interest expense is primarily due to debt discount amortization as part of the Assignment. A total of $28.9 million of interest expense is a result of debt discount amortization under the Amended Facility and Second Mortgage in 2012 compared to $17.9 million in 2011. The increase in debt discount amortization is partially offset by a decrease in the interest rate of debt after the Assignment.
Combined Results of Operations of the Company and HRH Holdings for the Year Ended December 31, 2011 Compared to the Results of Operations for the Year Ended December 31, 2010 of HRH Holdings
In the following discussion, references to the year ended December 31, 2011 refer to combining the results of HRH Holdings for the period from January 1, 2011 to February 28, 2011 with the results of the Company for the period from March 1, 2011 to December 31, 2011.
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
Casino Revenues. Until June 15, 2012, we did not receive any revenues of the casino at the Hard Rock Hotel & Casino Las Vegas. As such, the Company did not directly earn any casino revenues, for the period from March 1, 2011 to June 14, 2012. However, the Company has included revenues earned by LVHR during such period in its consolidated financial statements in accordance with applicable guidance relating to variable interest entities.
For the year ended December 31, 2011, the $19.1 million decrease in casino revenues was primarily due to a $13.6 million or 35.6% decrease in table games revenue and a $1.6 million or 9.5% decrease in slot revenue.
Table Games. The decrease in table games revenues was due to a decrease in table games drop. Management believes the decrease in table games drop was due to increased competition from other hotel/casinos on the Las Vegas strip. Table games drop decreased

$66.1 million or 21.4% to $242.4 million. Table games hold percentage decreased 2.2% to 10.1% from 12.3%. The average number of table games in operations decreased to 86 from 110 tables. The net result of these changes in drop and hold percentage was a decrease in win per table game per day to $778 from $950, a decrease of $172 or 18.1%. We have historically reported table games hold percentage using the gross method, while casinos on the Las Vegas Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Las Vegas Strip, our net hold percentage for the year ended December 31, 2011 was 13.0% compared to 15.8% for the year ended December 31, 2010.
Slot. Slot machine revenues decreased $1.6 million to $15.5 million. Slot machine handle decreased $9.2 million from $337.4 million to $328.2 million. Slot machine hold percentage decreased to 4.7% from 5.1%. The number of slot machines in operation decreased to 631 from 744, a decrease of 113 machines or 15.2%. The net result of these changes in handle, hold percentage and average number of slot machines in operation was an increase in net win per slot machine per day to $67.40 from $63.20, an increase of $4.20 or 6.6%.
Race and Sports Book. Race and sports book revenue decreased $0.8 million due to the race and sports book operation of the Company being taken over by Cantor G&W (Nevada), L.P. under a lease arrangement. The monthly lease payments are recorded as “Other” revenues.
Poker. Poker revenue decreased $0.7 million or 54.8% to $0.6 million from $1.3 million as a result of reducing the number tables when the poker lounge was relocated.
Lodging Revenues. The $2.5 million increase in lodging revenues to $57.9 million was primarily due to a 2.5% increase in total occupied rooms to 436,976 from 426,400. Average daily rate increased $3.15 to $131.57 or 2.4%. The increase in average daily rate was a result of yielding opportunities from a strong convention base in the first three months of 2011. Hotel occupancy increased to 79.6% from 78.3% between periods. Management believes occupancy increased as a result of group room night growth and shifts in marketing strategies for Transient and Leisure segments. Revenue per available room increased $4.70 to $106.42 from $101.72 or 4.7%.
Food and Beverage Revenues. Food and beverage revenues declined $14.4 million to $ 82.3 million. Management believes that the overall decrease in food and beverage revenues was due to fewer non-hotel guests visiting the resort as a result of having 17 fewer events during the year ended December 31, 2011 as compared to the year ended December 31, 2010, and also a result of additional daylife/nightlife venues within the Las Vegas market.
Retail Revenues. We believe the $1.4 million decrease in retail revenues was due to fewer non-hotel guests visiting the resort for the same reasons as described in the previous paragraph.
Other Revenues. Other revenue decreased $2.6 million primarily due to a decrease in entertainment revenue as a result of having 17 fewer events in 2011 compared to 2010.
Promotional Allowances. Promotional allowances decreased $4.9 million or 21.0% over the prior period for the year ended December 31, 2011. Promotional allowances decreased as a percentage of gross revenues to 8.7% from 9.5% between periods. The decrease in promotional allowances primarily relates to the decrease in gross revenues during 2012.
Casino Expenses. Casino expenses decreased $12.7 million or 26.4% to $35.4 million. The decrease was primarily due to a decrease in the cost incurred by the Company to provide complementaries to casino customers and a decrease in payroll as a result of a decline in table games drop and a decline in returned markers.
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
Interest Expense. Interest expense increased $14.3 million or 20.9% to $82.5 million for the year ended December 31, 2011, compared to $68.2 million for the year ended December 31, 2010. The increase in interest expense is primarily due to an increase in debt discount amortization. A total of $17.9 million of interest expense is a result of debt discount amortization under the Amended Facility and Second Mortgage. The increase in debt discount amortization is partially offset by a decrease in the interest rate of debt after the Assignment.

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2012, we had total current assets of approximately $34.7 million, including approximately $13.7 million in available cash and cash equivalents and $4.0 million in restricted cash classified as current assets. Additionally, we had approximately $17.8 million of restricted cash reserves classified as non-current assets. As of December 31, 2012, we had total current liabilities of approximately $30.4 million. As of December 31, 2012, the face amount of our total debt was approximately $911.1 million, which had a carrying value of $647.9 million, and our total members' deficit was approximately $95.0 million.
For the year ended December 31, 2012 the Company incurred cash interest payments of $25.4 million. For the period March 1, 2011 to December 31, 2011, the Company incurred cash interest payments, of $21.4 million. For the period from January 1, 2011 to February 28, 2011, HRH Holdings incurred cash interest payments of $8.2 million.
For the year ended December 31, 2012 the Company incurred capital expenditures of $13.0 million. For the period March 1, 2011 to December 31, 2011, the Company incurred capital expenditures of $4.8 million. For the period from January 1, 2011 to February 28, 2011, HRH Holdings incurred capital expenditures of $0.1 million.
The Amended Facility. On March 1, 2011, HRH Holdings, the Mortgage Lender, Brookfield, NRFC, the Morgans Parties and certain affiliates of DLJMBP, as well as other interested parties entered into the Settlement Agreement pursuant to which it was agreed that the membership interests of HRHH JV Junior Mezz and HRHH Gaming Junior Mezz were to be transferred to the Company.
As part of the Assignment, the Company assumed the obligations under the Facility and entered into the Amended Facility pursuant to which the land, building and improvements, equipment, fixtures and all personal properties relating to the Hard Rock Hotel & Casino were pledged as security and collateral. As of March 1, 2011, approximately $862.8 million of principal amount was outstanding under the Amended Facility. Also on March 1, 2011, the Company entered into the Second Mortgage in the amount of $30.0 million pursuant to which certain land, building and improvements, equipment, fixtures and personal properties were pledged as security and collateral. The Second Mortgage is subordinate in right of payment to the Amended Facility.
Equity Contributions. During the year ended December 31, 2012, there were no equity contributions made to the Company. During the ten-month period ended December 31, 2011, certain parties related to BREF HR Management and Brookfield Financial contributed $30.0 million as part of the Second Mortgage during the Assignment. The fair value of the debt as of the Assignment date was $13.0 million with the remaining $17.0 million accounted for as an equity contribution. In addition, Brookfield Financial made a $1.6 million cash contribution during the ten-month period ended December 31, 2011.
During the two-month period ended February 28, 2011, the parties related to DLJMBP and Morgans did not contribute any cash to HRH Holdings.
Liquidity Requirements
Short-Term Liquidity Requirements. Our liquidity requirements for 2013 consisted primarily of funds necessary to pay operating expenses associated with our subsidiaries’ hotel and casino operations, interest, payment of principal, fees and expenses under certain of our subsidiaries’ loan agreements (including required deposits into reserve accounts) and capital expenditures associated with the Hard Rock Hotel & Casino Las Vegas. Anticipated sources of our liquidity needs include our subsidiaries’ existing working capital, cash provided by our subsidiaries’ operations and our subsidiaries’ non-restricted cash reserves. Our material cash requirements for 2013 included interest payments of $36.0 million related to our Amended Facility, which has a PIK option as discussed below and capital expenditures of $9.1 million. For the nine months ended September 31, 2013, the Company has exercised the PIK option on $13.2 million in interest.
Long-Term Liquidity Requirements. Our long-term liquidity requirements include funds necessary to pay debt under the Amended Facility and Second Mortgage. The Amended Facility requires that the Company repay in full all PIK interest outstanding on March 1, 2014 and on February 29, 2016, in the event the Company has not made sufficient payments to the lender to provide a specified debt yield, according to the terms specified in the Amended Facility and as discussed below.
The outstanding PIK interest as of September 30, 2013, December 31, 2012, and 2011 was $31.7 million, $18.5 million and $8.2 million, respectively. Using our best estimates and projections, we currently believe the Company will not meet the specified debt yield threshold. As of the date of this filing, we have begun to assess options, including negotiating a waiver of this requirement from the lender, seeking approval from the lender to use cash reserves to satisfy a portion of this potential obligation, selling off a portion of existing collateral, or attempting to obtain additional borrowings from other sources. If we are unable to restructure our indebtedness, find alternative financing sources on acceptable terms, or obtain approval from the lender to use our cash reserves to satisfy a portion of this potential obligation, we risk losing some or all of our property to foreclosure. If prevailing interest rates or other factors at the time of any restructuring of our indebtedness or at the time we obtain borrowings from other sources results in higher interest rates, our interest expense would increase, which would harm our business and results of operations.
The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at LIBOR plus 2.5% with a 1.5% LIBOR floor (total of 4% at December 31, 2012). In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less than the current interest due, the interest shortfall will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest, as PIK interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.
The maturity date of the Second Mortgage is March 1, 2018 and provides for an effective interest rate of 15% payable at maturity.
Cash Flows for the Year Ended December 31, 2012 for the Company
Amounts within operating, investing and financing activities are updated to reflect the effect of the 2011 restatement described at Note 12, Restatement to the 2011 Cash Flows of the Company, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.

Operating Activities. Our operating cash flows primarily consist of our operating income (excluding non-cash charges), interest paid and changes in working capital accounts such as receivables, inventories, prepaid expenses and payables. Net cash provided by operating activities amounted to $3.0 million for the year ended December 31, 2012, compared to $4.8 million provided by operating activities for year ended December 31, 2011. The $1.8 million decrease in net cash provided by operating activities primarily relates to a change in working capital, offset by a $2.5 million increase in accrued interest payable.
Investing Activities. Net cash used in investing activities amounted to $3.3 million for the year ended December 31, 2012, compared to $14.9 million net cash used in investing activities for the year ended December 31, 2011. The decrease in net cash used in investing activities was primarily due to a decrease in the net amounts contributed to restricted cash and an increase in purchases of property and equipment during the year ended December 31, 2012.
Financing Activities. Net cash used in financing activities amounted to $2.9 million for the year ended December 31, 2012, as compared to $11.8 million net cash provided by financing activities for the year ended December 31, 2011. The decrease in net cash provided by financing activities was primarily attributable to $13.0 million of additional borrowings and $18.6 million of equity contributions from our Second Mortgage holder during the ten-month period ended December 31, 2011.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and other commitments as of December 31, 2012, and assumes that the principal balance on the debt is repaid on the maturity date:

	Payments due by
($ in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long term debt	—	3,701	59,742	872,821	936,264
Estimated interest payments on long term debt	21,510	62,287	71,180	230,193	385,170
Capital leases	602	568	—	—	1,170
WG-Harmon Resort Management Agreement (1)	1,830	2,250	—	—	4,080
Total	23,942	68,806	130,922	1,103,014	1,326,684
(1) Excludes any incentive fees potential earned by WG-Harmon under the Amended Resort Management Agreement as such amounts are based on actual Company performance.
We have excluded the PIK interest payment due on March 1, 2014, which as of September 30, 2013 was $31.7 million, from the contractual obligations table above as we are currently assessing options, including negotiating a waiver of this requirement from the lender, seeking approval from the lender to use cash reserves to satisfy a portion of this potential obligation, selling off a portion of existing collateral, or attempting to obtain additional borrowings from other sources. See further discussion above under Long-Term Liquidity Requirements and at Note 8, Debt, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.
The Company made cash interest payments on its long-term debt of $25.4 million for the year ended December 31, 2012 and $21.4 million for the period from March 1, 2011 to December 31, 2011. HRH Holdings made cash interest payments on its long-term debt of $8.2 million for the two-month period ended February 28, 2011 and $41.3 million for the year ended December 31, 2010.
Our ability to service our contractual obligations and commitments will be dependent on availability of operating cash and on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.
We are a defendant in various lawsuits relating to routine matters in the normal course of our business. Management provides an accrual for estimated losses that may occur to the extent the loss is probable and estimable. We do not believe that the outcome of the disclosed litigation, in the aggregate, will have a material effect on our business, or results of operations or financial condition of the Company. See Item 3, Legal Proceedings and Note 9, Commitments and Contingencies, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.

Capital Expenditures, Interest Expense and Reserve Funds
We are obligated to maintain reserve funds for capital expenditures at the Hard Rock Hotel & Casino Las Vegas as determined pursuant to the Amended Facility. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. The Amended Facility requires the subsidiaries to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock Hotel & Casino Las Vegas’ gross revenues and requires that the funds be set aside in restricted cash.
We also have funded a general reserve account and an equity/accrual subaccount, as required under the Amended Facility. In addition, pursuant to the Amended Facility, we are required to maintain up to $8.0 million in reserve for their gaming operations.
The following restricted cash can be used as a source of liquidity for its respective restricted purposes:

($ in thousands)	December 31, 2012	December 31, 2011
Current
Tax reserves	$2,072	$1,921
Insurance reserves	1,327	1,222
Other reserves	363	1,260
Workers' compensation reserves	233	229
Total current restricted cash	3,995	4,632
Long-term
Working capital reserves	16,148	26,554
Available restricted cash reserves for future capital expenditures	1,633	2,404
Total long-term restricted cash	17,781	28,958
Total restricted cash	$21,776	$33,590
Derivative Financial Instruments
We use or may use derivative financial instruments to manage exposure to the interest rate risks related to the variable rate debt under the Amended Facility. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. The fair value of our derivative financial instruments is determined by our management incorporating standard market conventions and techniques such as discounted cash flow and option pricing models to determine fair value. We believe these methods of estimating fair value result in general approximation of value, and such value may or may not be realized.
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
Off-Balance-Sheet Arrangements
We do not have any off-balance-sheet arrangements, guarantees, such as performance guarantees, keep-well agreements or indemnities in favor of third parties that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
The preparation of our consolidated financial statements is made in accordance with GAAP which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience, information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements.
Valuation of Land and Other Long-lived Assets
We review the carrying values of all land and other long-lived assets on an annual basis and between annual dates when indicators exists for possible impairment. For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist.
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
Valuation of Intangible Assets
For indefinite-life intangible assets, we review the carrying values on an annual basis and on a quarterly basis when indicators exist. We perform our annual impairment test for indefinite-lived intangible assets at December 31 of each year, or more frequently if impairment indicators exist.
For finite life intangible assets, we evaluate the remaining useful life on an annual basis to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of a finite intangible asset’s remaining useful life is changed, the remaining carrying amount of the finite intangible asset shall be amortized prospectively other that revised remaining useful life. We review the carrying value of the finite life intangible assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.
See Note 5, Intangible Assets, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K for impairments to intangible assets recorded during 2012.
Depreciation and Amortization Policies
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
Valuation of Debt
As of December 31, 2012 and 2011, the fair value of the Company’s debt was estimated to be $603.1 million and $622.9 million, respectively. The valuation of the fair value of our debt utilizes Level 3 unobservable inputs utilizing a discounted cash flow model. Level 3 inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. Level 3 valuation techniques typically include discounted cash flow models, and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.
Fair value is a market-based measurement, not an entity-specific measurement. Therefore, fair value measurement is determined based on assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy is used to distinguish between market participant assumptions based on market data obtained from sources independent of the reporting entity as follows:
Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
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
Recently Issued and Adopted Accounting Pronouncements
For discussions of the adoption and potential impacts of recently issued accounting standards, refer to Note 1, Recently Issued and Adopted Accounting Pronouncements, to our consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES RELATED TO THE ASSIGNMENT
The following critical accounting policies specifically relate to the Assignment and the associated purchase accounting of the business combination. See discussion related to the Assignment at Note 1, Company Structure and Significant Accounting Policies, to our consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K.
Valuation of Fixed Assets
Land
Land, both operating and non-operating parcels, was valued under the market approach. We analyzed recent comparable transactions of vacant land parcels, listings of land parcels in the surrounding areas and held discussions with real estate brokers active in the Las Vegas market. Adjustments to the per acre pricing of comparable transactions were made for such factors as size, location, accessibility, frontage, development potential and market conditions at the time of the sale.
Buildings and improvements, and furniture fixtures and equipment (“FF&E”)
Value indications for buildings and improvements, and FF&E were estimated using almost exclusively cost approach methodologies. Certain minor information technology assets with liquid secondary markets were valued under the market approach. Under the cost approach, the replacement cost of buildings and site improvement assets were first estimated using published construction pricing guides. The replacement costs for FF&E assets were generally computed by inflating recorded original costs by trend factors provided in published pricing guides for specific asset categories. Deductions for physical and functional obsolescence were made from replacement cost based on the age, condition and utilization of the asset class. To the net result, a pro rata adjustment for economic obsolescence was made to all of these asset classes based on income and market approach analysis of the Company’s overall business enterprise. From a reasonably computed enterprise value for the Company, deductions were made for working capital items and intangible assets valued on in-exchange basis, to establish the maximum value that was allocable to fixed asset classes, regardless of the historic level of capital investment made to acquire them.
Lease Related Assets
The Company has active leases with seven third party retailers or food and beverage operators. Based on market conditions at the time of their execution, certain of the leases were considered to be at above-market terms on or about March 1, 2011 while others were deemed to be at below market terms. The income approach was used to compute the present value of the net, annual above market lease payments over the remaining terms of the subject leases. Other analyses under the cost approach were performed to estimate lease-in-place value, prepaid legal, marketing and commission fees as well as certain tenant improvement not reflected within the FF&E classes. Because they are so interrelated to other fixed asset classes, these preliminary indications were then subject to the economic obsolescence penalty factor noted above to determine values.
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
For component (i), we imputed an estimated arm’s length royalty rate that would be paid for use if its current license was not royalty-free. This estimated royalty rate was selected based on our observations of brand licensing fees in the hospitality industry as well as the actual agreed Isleta and CNE contractual royalty fee structures. The hypothetical royalties saved by the Company are estimated by multiplying the estimated rate by projected revenues over a five-year explicit forecast horizon and a growth assumption into perpetuity. The resultant annual royalty savings are then discounted to present value. For component (ii), a direct application of the income approach was employed, based on the present value of the projected future royalty streams using a risk adjusted discount rate.

In-Place Trademark Licensing
In addition to the value associated with the Hard Rock trade name licensing intangible described above, we determined that there was in-place contract value associated with the sub-license agreements with the Isleta and CNE casinos as of March 1, 2011 (the “Assignment Date”). This value was determined using a direct application of the income approach, based on the present value of the estimated future royalty streams using a risk adjusted discount rate.
Future Trademark Licensing
Our valuation of the future trademark licensing was conducted based on facts and circumstances reasonably known as of the Assignment Date. Our belief as of the Assignment Date was that the litigation involving HRHH IP, a subsidiary of the Company, commenced by HRCI on September 2010 would not have a material adverse effect on the value of the Hard Rock trade name or on our overall financial position. The matter was settled on June 13, 2013, and the agreement did not have a material effect on our business, or results of operations or financial condition of the Company. See further discussion at Note 9, Commitments and Contingencies, to our consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K.
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
Player Relationships
The Company has a customer relationship management system that facilitates the collection of data on its rated “Players.” Players enroll in the Company’s loyalty program, swipe magnetic cards while gambling at the Hard Rock Hotel & Casino Las Vegas, and are rewarded with complimentary lodging, meals, entertainment, and other perks proportionate to their level of gaming spend. While the income approach is often employed to value customer-based intangibles, the Company’s financial performance and high fixed asset base dictated the use of a variation of the cost approach to value this asset. Under this method, management estimated the average cost incurred to solicit and sign-on each new Player in 2010. The cost factor was multiplied by the total number of active Players to estimate the estimate total cost that would hypothetically be incurred to replicate the rated Player database on or about March 1, 2011 to determine values.
Customer Relationships
Guests at the Hard Rock Hotel & Casino Las Vegas, particularly corporate groups, make reservations well in advance of their scheduled visits. These guests have been “pre-sold” as of the valuation date. The Company’s financial performance and high fixed asset base dictated the use of cost-savings variation of the income approach to value this asset. To apply this approach, we compiled reports of pre-booked room revenue streams to the Company resulting from the reservation backlog from March 1, 2011 through the end of 2012, segregated between “definite” and “tentative” guests. After adjusting for historical probabilities of cancellation, we also estimated a level of casino, food, beverage and other revenue that would likely expected to be generated from the out-of-town guests of the Hard Rock Hotel & Casino Las Vegas. To these total likely revenues stream, we estimated the annual sales, marketing and other related expenses as a percent of revenue to quantify the cost-savings associated with pre-sold guests. Assuming these savings should be recognized at the time of the guest stay, they were discounted back to present value to determine values.
Vanity, Rehab and The Joint Trade Names
The fair values of the Vanity, Rehab and The Joint trade names were estimated by applying a form of the income approach known as the relief-from-royalty method. The underlying premise of this method is that the fair value of an intangible asset is equal to the future cost savings resulting from its ownership when compared to rent or royalty charges that would otherwise be paid to a third party for its use. Assumptions for these valuation models include: revenue growth projections for each venue through an assumed ten-year remaining economic life for the brands, a hypothetical arm’s-length royalty rate applied to the revenue stream, and an discount rate used to compute the present value of the hypothetical royalties avoided. These discounted royalty savings are then summed to estimate fair value.

Long Term Debt
We have estimated the FV of the Debt using a combination of Income and Market Approach techniques. Upon assessing the market to identify yields appropriate for the Debt’s risk level, the debt service amounts (computed using stated coupon rates) were discounted back to present value at this market yield rate.
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
We used income approach models to determine the fair value of the Amended Facility and the Second Mortgage Facility. Projected debt service requirements were estimated based on contractually agreed interest rates, forward LIBOR index curves and the seven year principal repayment schedule. These debt service amounts were discounted to present value at appropriate market yield rates. The sum of the present value of debt service payments provided an estimate of fair value for the Amended Facility and the Second Mortgage.

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
As of December 31, 2012, our total outstanding variable rate debt had a face value of approximately $881.1 million.
Effective March 28, 2012, the Company has entered into two cash flow hedges which cap LIBOR at 1.24025%. At December 31, 2012, the LIBOR rate was 0.209% on the total outstanding debt, thereby making our caps out of the money. Due to a LIBOR floor of 1.5% currently in place under the Amended Facility, the LIBOR rate would have to exceed the LIBOR floor for our interest expense to be affected and any decrease in interest rates would not decrease interest expense. Subject to the caps and the LIBOR floor, as of December 31, 2012, a change in market rates would only have an impact on interest expense for market rates between the LIBOR caps and the LIBOR floor, as at this level the interest rate cap becomes “in the money” and will at that point begin to reduce the Company’s interest expense. Due to the LIBOR floor, a decrease in market interest rates would not decrease our annual interest expense.

Item 8	Financial Statements and Supplementary Data
See the Index to Financial Statements beginning on page F1.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of our principal executive and financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures, as described below. As a result of those material weaknesses, our principal executive and financial officers have concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective.
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
The Company’s management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2012, because of material weaknesses in internal controls as described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statement will not be prevented, or detected and corrected on a timely basis. We identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal controls over financial reporting at December 31, 2012:

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
Changes in Internal Control Over Financial Reporting during the Quarter Ended December 31, 2012
There were no changes in our internal control over financial reporting that occurred in the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B     Other Information
None.

PART III

Item 10 Directors, Executive Officers and Corporate Governance
The Company does not have a board of directors, or maintain a separately designated audit, compensation or nominating committee. The Company is managed by BREF HR Management in compliance with the gaming laws of the State of Nevada. The following table sets forth the name, age and position of each of the members and managers of BREF HR Management and executive officers of the Company:

Name	Age	Position
Andrea Balkan	49	Authorized Representative
Barry S. Blattman	51	Authorized Representative
Theresa Hoyt	51	Authorized Representative
William M. Powell	54	Authorized Representative
William W. Warner	49	Authorized Representative, Principal Executive Officer
Marlo Vandemore	40	Authorized Representative, Principal Financial Officer
Andrea Balkan. Ms. Balkan is a Managing Partner of Brookfield Real Estate Financial Partners, based in New York. She has held several senior management positions at Brookfield and is responsible for the overall management of the activities of the Fund. Ms. Balkan has over 25 years of experience in real estate finance and capital markets. Prior to joining Brookfield in 2002, Ms. Balkan was a Director at Merrill Lynch in New York in the Investment Banking and Debt Capital Markets groups (1998 to 2002), where she was responsible for conduit and large loan origination business, and before that, a Managing Director at Chase Manhattan Bank where she was a member of the management team that developed Chase Manhattan Bank’s top tier CMBS business. Ms. Balkan holds a B.A. from Wesleyan University and successfully completed Chemical Bank’s credit training program in 1987.
Barry S. Blattman. Mr. Blattman is a Senior Managing Partner of Brookfield Real Estate Financial Partners and is responsible for business development, relationship management and strategic transactions. Prior to joining Brookfield in 2002, Mr. Blattman held the title of Managing Director at Merrill Lynch with responsibility at different points in time for numerous businesses including the commercial real estate debt group, the Latin American debt capital markets group and the structured finance group. Mr. Blattman also served as a senior investment banking relationship manager for the office property client group and for financial institutions, specialty finance companies and opportunity funds focused on real estate at Merrill Lynch. Mr. Blattman holds a B.A. from the University of Michigan and an MBA from New York University.

Theresa Hoyt. Ms. Hoyt is a Senior Vice President of Brookfield Real Estate Financial Partners, based in New York. She has held several senior management positions at Brookfield and is responsible for the structuring, closing and asset management of transactions. Ms. Hoyt has over 22 years of experience in closing real estate transactions, including nine years of experience in real estate finance and capital markets at Merrill Lynch and JP Morgan. Prior to joining Brookfield in 2003, Ms. Hoyt was at Merrill Lynch and was responsible for the closing and securitization of all large loan transactions. Ms. Hoyt holds a B.A. from Monmouth University.
 William M. Powell. Mr. Powell is a Senior Managing Partner of Brookfield Asset Management and currently serves as Brookfield’s Corporate Treasurer and oversees Brookfield’s Australian operations. Prior to joining Brookfield in 2002, Mr. Powell has held various senior management positions within the real estate capital markets groups at several investment management firms. Mr. Powell has a diverse background as a structured real estate investor having considerable experience in subordinate CMBS, investment grade CMBS, and REIT debt transactions, as well as in privately negotiated structured transactions. Mr. Powell holds a B.S. from the University of Richmond and an M.B.A. from the Darden School of the University of Virginia.
William W. Warner. Mr. Warner is the Chief Executive Officer of Warner Gaming, the parent company of WG-Harmon, LLC, which is the management company for gaming and non-gaming operations under the WG-Harmon Management Agreement and is currently acting as the principal executive officer of the Company. Prior to founding Warner Gaming in 2008, Mr. Warner served as Chief Operating Officer of Station Casinos, overseeing all aspects of gaming and non-gaming operations (as well as development) for more than a dozen gaming properties. Mr. Warner also held several senior management positions at Station, including Vice President of Finance, where he negotiated with banks and underwriters in structuring a variety of bank, bond and equity financings during Station’s fast-growing early years as a public company and Chief Development Officer, where he oversaw design, construction, pre-opening and opening of new properties. Mr. Warner received a bachelor's degree in accounting from Miami University of Ohio in 1986.
Marlo Vandemore. Ms. Vandemore joined a subsidiary of the Company as Chief Financial Officer, in August 2012. Ms. Vandemore has over 15 years of financial experience and has worked at the Los Angeles Dodgers, Navigant Consulting, FTI Consulting, and PricewaterhouseCoopers. Prior to joining the Company, Ms.Vandemore served as Vice President of Finance and Accounting at the Los Angeles Dodgers, where she was responsible for the day to day finance operations. Ms. Vandemore holds a B.S. in Accounting from the University of Southern California and is a certified public accountant.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics that applies to each of the executive officers and employees.

Item 11	Executive Compensation
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
The Company is managed under the Management Agreement with WG Harmon as discussed in Part 1, Item 1 - Business, Agreements Governing the Operations of the Hard Rock Hotel & Casino Las Vegas. William W. Warner became the Company’s effective Chief Executive Officer on March 1, 2011, and is responsible for the conduct of the Company's day-to-day operations under the supervision of BREF HR Management. WG Harmon receives base fees in addition to an incentive management fee based on the performance of the adjusted EBITDA of the Hard Rock Hotel & Casino Las Vegas. Compensation of Mr. Warner, who we consider to be the Company’s principal executive officer, is not paid by the Company.

COMPENSATION DISCUSSION AND ANALYSIS
Overview
The executive compensation program of the Company is designed to provide compensation that is competitive in the marketplace and to reward and incentivize executive officers to increase our revenues and maximize value to our members. Specifically, the primary tenets of our executive compensation philosophy, similar to other companies in the Las Vegas hotel and casino industry, are the following:

•
Attract, retain and motivate qualified, high-performing executives. The compensation packages we provide to our executive officers are designed to attract them to the Company. Since our formation in 2011, our executive compensation focus has been on retaining the services of our executive officers to continue to build on our operational success. In addition, we continually evaluate our executive officer compensation packages to ensure that our executive compensation program is competitive and attractive to qualified executives with the level of industry experience that we generally seek.

•
Provide rewards commensurate with performance by emphasizing variable, at-risk compensation that is dependent on both Company and individual achievements and continued service. The main elements of our executive compensation program include a base salary and an annual cash bonus. The annual cash bonus is based on the achievement of pre-determined performance targets by the Company.

Compensation Philosophy and Objectives
As companies in the Las Vegas hotel and casino market are likely to compete with us in the marketplace for recruiting and retaining key executives, we have created what we believe is an attractive executive compensation program. In setting the compensation of our named executive officers, we evaluate the scope of the named executive officers responsibilities and our general knowledge of compensation practices in the Las Vegas hotel and casino market. The amount and form of compensation paid or granted to our named executive officers is also determined by the seniority of his or her position and his or her anticipated roles and responsibilities within the organization. In general, executive officers with higher levels of responsibility and a greater ability to influence results have a greater percentage of their total compensation based on variable compensation.
Summary Compensation Table
The following table sets forth the compensation awarded to, paid to or earned by our principal financial officer for the year ended December 31, 2012 and prior to that, as applicable. We consider Mr. Warner, the Company’s effective Chief Executive Officer, as our principal executive officer. Compensation of Mr. Warner is not paid by the Company, and therefore we have not provided his compensation information.

Name and Principle Position	Year	Salary		Annual Bonus	All Other Compensation	Total
Marlo Vandemore (1)	2012	$100,000	(2)	$10,000	$—	$110,000
Authorized Representative, Principal Financial Officer
Brent Zatezalo (3)	2012	95,112	(4)	—	5,769	100,881
Authorized Representative, Principal Financial Officer	2011	95,769	(4)	15,103	—	110,872
(1)    Ms. Vandemore became the Chief Financial Officer of a subsidiary on July 30, 2012.
(2)    Based on an annual salary of $260,000.
(3)    Mr. Zatezalo served as the Chief Financial Officer of a subsidiary from May 1, 2011 to August 3, 2012.
(4)    Based on an annual salary of $150,000.
Compensation Committee Report
The Company does not have a compensation committee. The members and managers of BREF HR Management have reviewed, discussed and approved the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K in this report.

Item 12	Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information with regard to the beneficial ownership of our membership interests for (i) each person who owned beneficially more than 5% of our Class A Units, (ii) each person who owned beneficially more than 5% of our Class B Units, which comprise our outstanding voting securities, (iii) each of the members and managers of BREF HR Management, (iv) each of the persons determined to be “named executive officers” and (v) all members and managers of BREF HR Management as a group as of the date hereof. Except as otherwise indicated, each such person has sole voting and dispositive power with respect to the membership interests shown as beneficially owned by it.

Name of Beneficial Owner	Percentage Ownership of Class A Units	Percentage Ownership of Class B Units
BREF HR Management, LLC (1) (2)	100%	—
Brookfield Financial, LLC as to its Series B (1) (3)	—	100%
Andrea Balkan (1)	—	—
Barry S. Blattman (1)	—	—
Theresa Hoyt (1)	—	—
William M. Powell (1)	—	—
William W. Warner (4)	—	—
Marlo Vandemore (5)	—	—
All members and managers of BREF Management as a group (4 persons)	—	—

(1)
The business address for each of Brookfield Financial, BREF HR Management, Mesdames Balkan and Hoyt and Messrs. Blattman and Powell is Three World Financial Center, 250 Vesey Street, 15th Floor New York, NY 10281.

(2)	Mesdames Balkan and Hoyt and Messrs. Blattman and Powell have dispositive power over the Class A Units held by BREF HR Management.

(3)
The Company does not have a board of directors. The Company is managed by BREF HR Management in compliance with the gaming laws of the State of Nevada. Brookfield Financial will not participate in the management or control of the business of, and will not have any rights or powers with respect to, the Company except that BREF HR Management is permitted to transfer, assign, convey or otherwise dispose of any assets of the Company only with the written consent of Brookfield Financial. In addition, Brookfield Financial may cause BREF HR Management to resign and forfeit its interest in the Company and admit a new Class A member (subject to the approval of the Nevada Commission). Subject to the approval of the Nevada Commission, all distributions of the Company are made to Brookfield Financial.

(4)	The business address for William W. Warner, an authorized representative and principal executive officer, is 3883 Howard Hughes Parkway, Suite 800, Las Vegas, NV 89169.

(5)	The business address for Marlo Vandemore, an authorized representative, principal financial officer and Chief Financial Officer of a subsidiary, is 4455 Paradise Road, Las Vegas, NV 89169.

Item 13	Certain Relationships and Related Transactions, and Director Independence
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
Until June 15, 2012, LVHR was the third party operator of all gaming operations at the Hard Rock Hotel & Casino Las Vegas. Until June 15, 2012 the Company did not own any interest in LVHR or its affiliated entities, WG-Harmon and Warner Gaming, LLC. However, the Company, through one of its subsidiaries, entered into the Casino Lease with LVHR, pursuant to which it leased the casino premises in exchange for a monthly rent payment. The Casino Lease provided that the Company may terminate the lease upon 30 days’ prior written notice to LVHR, without payment of any termination fee. In addition, as part of the Casino Lease, the Company was obligated to make available to LVHR a revolving line of credit to be used solely for working capital purposes, specifically to fund any cash flow shortfalls in the casino operations. LVHR became one of our indirect subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas on June 15, 2012. On or about the same date that LVHR became one of our subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas, and we restructured and converted LVHR from a Nevada corporation to a Nevada limited liability company known as LVHR Casino, LLC. Upon consummation of the conversion of LVHR into LVHR Casino, LLC: (i) LVHR Casino, LLC became a mortgage borrower under the Amended Facility and the Second Mortgage (as such terms are defined herein); (ii) LVHR Casino, LLC continued to own all of the assets that are used at the Hard Rock Hotel & Casino Las Vegas gaming operations, (which assets LVHR acquired on March 2, 2011); and (iii) the revolving line of credit HRHH Gaming was obligated to make available to LVHR terminated. The Casino Lease that was entered into between LVHR and HRHH Hotel/Casino was amended and restated into the Amended Casino Lease. See further discussion at Note 7, Agreement with Related Parties, to our consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K.
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
Second Mortgage Loan Agreement
The Company is a party to the Second Mortgage with Brookfield Financial. See Note 8, Debt, to our consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K.

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

Item 14	Principal Accounting Fees and Services
Audit Fees
Audit fees and expenses billed to the Company by Deloitte & Touche LLP (“Deloitte”) for the year ended December 31, 2012 for the audit of our consolidated annual financial statements totaled approximately $905,000. Audit fees and expenses billed to the Company by Deloitte for the year ended December 31, 2011 for the audit of our consolidated annual financial statements and for the review of the financial statements included in the filed Registration Statements totaled approximately $472,000. Audit fees and expenses billed to the Company or HRH Holdings by BDO USA, LLP (“BDO”) for the two-month period ended February 28, 2011 and the year ended December 31, 2010 for the audit of HRH Holdings financial statements and for reviews of financial statements to be included in HRH Holdings Form 10-Qs totaled approximately $246,000 and $298,000, respectively.
Audit-Related Fees
Audit-related fees and expenses billed to the Company by Deloitte for the year ended December 31, 2012 for audit related accounting services totaled approximately $22,000. There were no audit-related fees or expenses billed the Company By Deloitte for the years ended December 31, 2011 and 2010. Audit-related fees and expenses billed to the Company or HRH Holdings by BDO for the years ended December 31, 2012 and 2011 for audit related accounting consultations (401(k) plan review and Sarbanes Oxley) totaled approximately $16,000 and $19,000, respectively.
Tax Fees
The Company and HRH Holdings were not billed fees or expenses for tax compliance, tax advice and tax planning services by Deloitte or BDO during the years ended December 31, 2012 and 2011.
All Other Fees
The Company and HRH Holdings were not billed by Deloitte or BDO any other fees or expenses during the years ended December 31, 2012 or 2011.
BREF HR Management has adopted a policy requiring pre-approval by our members of all audit services to be provided to the Company by its independent auditors. In accordance with that policy, our management has given its approval for the provision of audit services by Deloitte for fiscal year 2012. All other services must be specifically pre-approved by our management or by a designated named executive officer who has been delegated the authority to pre-approve the provision of services.

PART IV

Item 15	Exhibits and Financial Statement Schedules
(a)  Financial Statements.
An index of Financial Statements is included on page F-1 of this Annual Report on Form 10-K
(b) Exhibits
An index of Exhibits are included on page F-37 of this Annual Report on Form 10-K

Signatures
Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREF HR, LLC, by its manager, BREF HR Management, LLC

Date: December 20, 2013	By: /s/ Andrea Balkan
Authorized Representative

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Annual Financial Statements
Report of Independent Registered Public Accounting Firm, Deloitte and Touche LLP	F2
Report of Independent Registered Public Accounting Firm, BDO USA, LLP	F3
Consolidated Balance Sheets	F4
Consolidated Statements of Operations and Comprehensive (Loss) Income	F5
Consolidated Statements of Members’ Equity (Deficit)	F6
Consolidated Statements of Cash Flows	F7
Notes to Audited Consolidated Financial Statements	F9

Report of Independent Registered Public Accounting Firm
BREF HR Management, LLC, on behalf of
BREF HR, LLC and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheets of BREF HR, LLC and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, members’ equity (deficit), and cash flows for the year ended December 31, 2012 and for the period March 1, 2011 to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the BREF HR, LLC and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the year ended December 31, 2012 and for the period March 1, 2011 to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the consolidated financial statements, the accompanying 2011 consolidated financial statements have been restated to correct an error.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, recurring losses from operations and the potential debt repayments at March 1, 2014 raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Deloitte & Touche LLP

Las Vegas, Nevada
December 20, 2013

Report of Independent Registered Public Accounting Firm
Board of Directors and Members
Hard Rock Hotel Holdings, LLC
Las Vegas, Nevada
We have audited the accompanying consolidated statements of operations and comprehensive (loss) income, members’ equity (deficit), and cash flows of Hard Rock Hotel Holdings, LLC (“Company”) for the year ended December 31, 2010, and the two-month period ended February 28, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Hard Rock Hotel Holdings, LLC for the year ended December 31, 2010, and the two-month period ended February 28, 2011, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency, and defaulted on its debt. On March 1, 2011, the Company’s debt holders foreclosed on substantially all of the Company’s assets. These factors among others raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ BDO USA, LLP
Las Vegas, Nevada
July 29, 2011

BREF HR, LLC
Consolidated Balance Sheets

($ in thousands)	As of December 31,
Assets	2012	2011
Current assets:
Cash and Cash equivalents	$13,658	$16,818
Accounts receivable, net	8,309	8,054
Inventories	2,519	2,569
Prepaid expenses and other current assets	3,861	3,311
Investment in joint venture	1,474	—
Related party receivable	885	759
Restricted cash	3,995	4,632
Total current assets	34,701	36,143

Property and equipment, net	499,164	511,351
Intangible assets, net	76,195	104,000
Restricted cash	17,781	28,958
Total assets	$627,841	$680,452

Liabilities and Members' Equity (Deficit)
Current liabilities:
Accounts payable	$6,053	$3,430
Construction related payables	302	235
Related party payables	406	—
Accrued expenses	23,676	26,939
Total current liabilities	30,437	30,604

Long term accrued expenses	568	1,170
Long term interest payable	43,963	19,590
Long term debt	632,864	594,897
Long term debt - due to affiliate	15,021	13,802
Total long term liabilities	692,416	629,459
Total liabilities	722,853	660,063

Members' equity (deficit):
Paid-in capital	86,673	86,673
Accumulated other comprehensive loss	—	(203)
Accumulated deficit	(181,685)	(66,081)
Total members' equity (deficit)	(95,012)	20,389
Total liabilities and members' equity (deficit)	$627,841	$680,452
The accompanying notes are an integral part of these consolidated financial statements.

BREF HR, LLC
Consolidated Statements of Operations and Comprehensive (Loss) Income

	Company		HRH Holdings

	For the year ended	Period from Mar 1, 2011 to	Period from Jan 1, 2011	For the year ended
($ in thousands)	December 31, 2012	December 31, 2011	to Feb 28, 2011	December 31, 2010
Revenue
Casino	$43,572	$34,641	$5,973	$59,703
Lodging	61,356	48,725	9,222	55,405
Food and beverage	79,348	69,908	12,390	96,669
Retail	2,789	2,588	426	4,452
Other	31,469	24,011	4,591	31,242
Gross revenues	218,534	179,873	32,602	247,471
Less: Promotional allowances	(19,993)	(15,220)	(3,345)	(23,500)
Net revenues	198,541	164,653	29,257	223,971

Costs and Expenses
Casino	35,444	29,717	5,666	48,067
Lodging	20,472	16,321	3,122	18,617
Food and beverage	44,747	37,005	5,748	51,612
Retail	1,682	1,696	273	2,872
Other	20,495	13,930	2,877	22,320
Marketing	8,650	5,867	843	8,656
Fee and expense reimbursements - related party	2,206	1,673	932	9,444
General and administrative	36,832	31,906	6,389	47,701
Depreciation and amortization	31,360	24,815	10,858	55,575
Loss on disposal of assets	501	50	—	3,138
Pre-opening	433	146	—	726
Impairment of land	—	—	—	16,180
Impairment of intangible assets	21,175	—	—	—
Total costs and expenses	223,997	163,126	36,708	284,908
(Loss) income from operations	(25,456)	1,527	(7,451)	(60,937)
Interest income	36	66	8	38
Interest expense	(89,554)	(67,674)	(14,870)	(68,251)
Gain on forgiveness of debt	—	—	32,460	—
Loss on joint venture investment	(630)	—	—	—
(Loss) income before income tax
expense	(115,604)	(66,081)	10,147	(129,150)
Income tax expense	—	—	141	467
Net (loss) income	(115,604)	(66,081)	10,006	(129,617)
Interest rate cap fair market value
adjustment, net of tax	203	(203)	335	1,976
Comprehensive (loss) income	$(115,401)	$(66,284)	$10,341	$(127,641)
The accompanying notes are an integral part of these consolidated financial statements.

BREF HR, LLC
Consolidated Statements of Members’ Equity (Deficit)

($ in thousands)	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Members' Equity (Deficit)
Balances at December 31, 2009 (HRH Holdings)	$500,218	$(562,780)	$(2,311)	$(64,873)
Net income	—	(129,617)	—	(129,617)
Interest rate cap fair market value
adjustment, net of tax			1,976	1,976
Balances at December 31, 2010 (HRH Holdings)	$500,218	$(692,397)	$(335)	$(192,514)
Net income	—	10,006	—	10,006
Interest rate cap fair market value
adjustment, net of tax	—	—	335	335
Balances at February 28, 2011 (HRH Holdings)	$500,218	$(682,391)	—	$(182,173)

Balances at March 1, 2011 (Company)	$—	$—	$—	$—
Issuance of members' equity	68,046	—	—	68,046
Contributions at closing of the Assignment	17,000	—	—	17,000
Additional paid in capital	1,627	—	—	1,627
Net loss	—	(66,081)	—	(66,081)
Interest rate cap fair market value
adjustment	—	—	(203)	(203)
Balances at December 31, 2011 (Company)	86,673	(66,081)	(203)	20,389
Net loss	—	(115,604)	—	(115,604)
Interest rate cap fair market value
adjustment	—	—	203	203
Balances at December 31, 2012 (Company)	$86,673	$(181,685)	$—	$(95,012)
The accompanying notes are an integral part of these consolidated financial statements.

BREF HR, LLC Consolidated Statements of Cash Flows
	Company		HRH Holdings
		AS RESTATED - See Note 12
	For the year ended	Period from Mar 1, 2011 to	Period from Jan 1, 2011	For the year ended
($ in thousands)	December 31, 2012	December 31, 2011	to Feb 28, 2011	December 31, 2010
Cash flows from operating activities
Net (loss) income	$(115,604)	$(66,081)	$10,006	$(129,617)
Adjustment to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	24,730	17,042	10,307	51,915
Gain on forgiveness of debt	—	—	(32,460)
Provision for (recovery of) doubtful accounts	(325)	1,627	5	(5,169)
Amortization of loan fees and costs	—	—	2,200	2,451
Impairment of land	—	—	—	16,180
Impairment of licenses and trademarks	21,175	—	—	—
Amortization of intangible assets	6,630	7,773	551	3,660
Amortization of debt discount	28,914	17,856	—	—
Accrued non-cash interest applied to principal	11,273	9,154	—	—
Change in value of interest rate caps net of premium amortization	345	169	335	1,976
Loss on joint venture investment	630	—	—	—
Loss on sale of assets	501	50	—	3,138
Deferred income taxes	—	—	141	467
(Increase) decrease in assets:
Accounts receivable	70	(619)	(1,065)	7,651
Inventories	50	(360)	508	345
Prepaid expenses	(550)	(506)	33	937
Related party receivable	(126)	(759)	4	(7)
Increase (decrease) in liabilities:
Accounts payable	2,623	(4,857)	66	(1,612)
Related party payable	406	—	945	6,432
Other accrued liabilities	(2,135)	3,955	6,916	4,013
Accrued interest payable	24,373	16,378	5,529	9,213
Net cash provided by (used in) operating activities	2,980	822	4,021	(28,027)
Cash flow from investing activities
Purchases of property and equipment	(13,018)	(4,839)	(137)	(55,845)
Payments on construction related payable	—	(347)	(44)	(49,411)
Reduction (increase) in restricted cash	—	—	16,527	42,264
Restricted cash contributions	(9,988)	(41,387)	—	—
Restricted cash withdrawals	21,802	15,355	—	—
Purchase of joint venture investment	(2,104)	—	—	—
Proceeds from sale of operating assets	41	15	—	—
Net cash (used in) provided by investing activities	(3,267)	(31,203)	16,346	(62,992)

BREF HR, LLC Consolidated Statements of Cash Flows
	Company		HRH Holdings
		AS RESTATED - See Note 12
	For the year ended	Period from Mar 1, 2011 to	Period from Jan 1, 2011	For the year ended
($ in thousands)	December 31, 2012	December 31, 2011	to Feb 28, 2011	December 31, 2010
Cash flow from financing activities
Proceeds from borrowings	—	13,000	—	95,036
Proceeds from members' equity contribution	—	18,627	—	—
Repayments on borrowings	(1,001)	(1,093)	(15,199)	—
Purchase of interest rate caps	(142)	(372)	—	—
Financing costs of debt	—	—	—	(1,271)
Principal payments on capital leases	(1,730)	(3,154)	—	—
Net cash (used in) provided by financing activities	(2,873)	27,008	(15,199)	93,765
Net (decrease) increase in cash and cash equivalents	(3,160)	(3,373)	5,168	2,746
Cash and cash equivalents, beginning of period	16,818	20,191	15,023	12,277
Cash and cash equivalents, end of period	$13,658	$16,818	$20,191	$15,023

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net
of amounts capitalized	$25,434	$21,399	$8,245	$41,313

Supplemental Disclosure of Non-cash Investing and Financing Activities
Capitalized interest	$—	$—	$—	$20,393
Construction related payables	302	235	2,450	51,905
Long-term debt in exchange for land	—	—	(52,158)	—
Land provided in exchange for forgiveness of debt	—	—	22,000	—
Deferred financing cost	—	—	276	—
Forgiveness of accrued interest in exchange for land	—	—	(2,578)	—
Gain on forgiveness of debt in exchange for land	—	—	(32,460)	—
Issuance of members' equity	—	68,046	—	—
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
Hard Rock Hotel Holdings, LLC (“HRH Holdings”), a Delaware limited liability company was formed on January 16, 2007 by DLJ Merchant Banking Partners (“DLJMB”) and Morgans Hotel Group Co. (“Morgans”) to acquire Hard Rock Hotel, Inc. (“HRH”), a Nevada corporation incorporated on August 30, 1993, and certain related assets.
Since March 1, 2011, the Hard Rock Hotel & Casino Las Vegas and related assets have been owned by the Company pursuant to the Assignment described below from HRH Holdings. The financial information of HRH Holdings as of December 31, 2010 and for the year ended December 31, 2010, and the two-month period ended February 28, 2011, have been included in the financial statements in this Form 10-K. Because of the change in basis of accounting as a result of the Assignment, the results of operations are not comparable for successor and predecessor periods.
The preparation of the consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates, and those differences could be material.
The Company's Going Concern
The Company incurred a loss of $115.6 million for the year ended December 31, 2012, and has a net members' deficit of $95.0 million as of December 31, 2012. The Amended Facility allows the Company to accrue 'payable in kind' interest ("PIK interest"), representing the difference between interest accruing under the Amended Facility and the amounts paid. The PIK interest becomes due and payable on March 1, 2014, dependent upon whether the operating performance of the Company has met a defined threshold ("debt yield threshold") for the twelve month period ending March 1, 2014. The outstanding PIK interest as of December 31, 2012, was $18.5 million and, subsequent to December 31, 2012, the outstanding PIK interest has increased to approximately $31.7 million as of September 30, 2013. The Company does not currently believe that the operating performance will meet the debt yield threshold as defined in the Amended Facility. Accordingly, the accrued PIK interest payment is expected to be due and payable on March 1, 2014. We currently do not believe the Company will have sufficient funds to satisfy the expected PIK interest payment on March 1, 2014. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently assessing its options, including negotiating a waiver of this requirement from the lender, seeking approval from the lender to use cash reserves to satisfy a portion of this potential obligation, selling off a portion of existing collateral or attempting to obtain additional borrowings from other sources. The Company's ability to continue as a going concern depends upon its ability to restructure its indebtedness, obtain alternative financing on acceptable terms, obtain approval from the lender to use available cash reserves to satisfy a portion of this potential obligation, or a combination thereof. However, there can be no assurance these actions will be successful. We have placed mortgages on our hotel casino property to secure our indebtedness. In the event these actions are unsuccessful, among other lesser remedies, the lender may declare all unpaid principal and accrued interest under the Amended Facility due and payable immediately. To the extent we cannot meet our accelerated demand to meet our debt service obligations, we risk losing some or all of our property to foreclosure. If this occurs, our business and results of operations would be materially adversely affected.
The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of uncertainties, including the possibility that the Company loses some or substantially all of its assets to foreclosure as a result of these uncertainties.
HRH Holdings’ Going Concern Uncertainty
HRH Holdings’ consolidated financial statements as of and for the year ended December 31, 2010, were prepared assuming that HRH Holdings would continue as a going concern, which contemplated the realization of assets and the liquidation of liabilities in the normal course of business. HRH Holdings incurred significant losses and did not generate sufficient cash to fully cover the interest payments on the Facility and used funds from the reserves to meet its liquidity needs. The Facility matured on February 9, 2011 and HRH Holdings did not qualify for the extension option, resulting in a default. As of February 28, 2011, HRH Holdings had a total deficit of approximately $182.2 million. HRH Holdings’ history of recurring losses, negative working capital and limited access to capital, raised substantial doubt regarding HRH Holdings’ ability to continue as a going concern. Management of HRH Holdings reviewed its options and discussed with the lenders possibly restructuring the debt. However, on March 1, 2011, HRH Holdings, the lenders, as well as other interested parties, entered into the Assignment, which among other things, transferred 100% of the indirect equity interest in the Hard Rock Hotel & Casino, as described above. The consolidated financial statements of HRH Holdings do not include any adjustments that might result from the outcome of this uncertainty.
The Assignment
On March 1, 2011, HRH Holdings, Vegas HR Private Limited (the “Mortgage Lender”), Brookfield Financial, NRFC WA Holdings, LLC, Morgans and certain affiliates of DLJMBP, as well as other interested parties entered into the Agreement to Transfer in Lieu of Foreclosure and Settlement Agreement (the “Settlement Agreement”) pursuant to which the membership interests of HRHH JV Junior Mezz and HRHH Gaming Junior Mezz were transferred and assigned to the Company. The transactions contemplated by the Settlement Agreement are referred to as the “Assignment.”
The Assignment provided for, among other things:

•
the transfer by HRH Holdings to an affiliate of Brookfield Financial of 100% of the indirect equity interests in the Hard Rock Hotel & Casino Las Vegas and other related assets, namely HHRH JV Junior Mezz and HRHH Gaming Junior Mezz;

•
release of the non-recourse carve-out guaranties provided by HRH Holdings with respect to the loans made by the Mortgage Lender, Brookfield Financial and NRFC WA Holdings, LLC to the direct and indirect owners of the Hard Rock Hotel & Casino Las Vegas; and

•
termination of the Morgans management agreement dated as of February 2, 2007 and May 30, 2008, (the “Morgans Management Agreement”) with Morgans Hotel Group Management LLC (“Morgans Management”), pursuant to which we have engaged Morgans Management as (i) the exclusive operator and manager of the Hard Rock (excluding the operation of the gaming facilities which are operated by our subsidiary, HRHH Gaming, LLC) and (ii) the asset manager of the approximately 23-acre parcel adjacent to the Hard Rock and the land on which the Hard Rock Cafe restaurant is situated (which is subject to a lease between our subsidiary, HRHH Cafe, LLC, as landlord, and Hard Rock Cafe International (USA), Inc., as tenant).

In addition, Brookfield Financial, as a condition of the Assignment, entered into the Second Mortgage on March 1, 2011 with the Company in the amount of $30.0 million pursuant to which certain land, building and improvements, equipment, fixtures and personal properties were pledged as security and collateral.

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
The Assignment was accounted for as a business combination in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. All assets and liabilities were recorded at their respective fair values as of the date of foreclosure.
The following table summarizes the net contributions and the fair value of the assets and liabilities acquired at the date of the Assignment (in thousands):

Assets
Other assets	$71,825
Land, buildings and equipment	523,931
Intangible assets	111,773
Total assets	$707,529

Liabilities & Members' Equity
Current liabilities	$39,701
Long term debt	582,782
Total liabilities	622,483

Member' equity	85,046

Total liabilities & members' equity	$707,529
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
Unaudited Pro Forma Statement of Operations For the Years Ended December 31, 2010 and 2011

($ in thousands)	For the year ended December 31, 2010	For the year ended December 31, 2011
Total revenues	$223,971	$193,910
Income before income taxes	(92,694)	(80,566)
Net income	(92,694)	(80,566)
Principles of Consolidation
The accompanying consolidated financial statements of the Company and HRH Holdings include the accounts of the Company and HRH Holdings and their subsidiaries, including interests consolidated as variable interest entities.

Consolidation of Variable Interest Entity
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
The following represent the summarized balance sheet of LVHR included in our consolidated balance sheet as of December 31, 2011:

Assets
Current assets	$16,453
Long-term assets	12,629
Total assets	$29,082

Liabilities & Members' Equity
Current liabilities	$38,818
Long term debt	156
Total liabilities	38,974

Members' equity	(9,892)

Total liabilities & members' equity	$29,082
Investment in Joint Venture
During 2012, CDO Restaurant Associates LLC (“CDO”), a Delaware limited liability company, was formed between the Company and Fox Restaurant Concepts, LLC (“Fox”) to operate a restaurant, Culinary Dropout, out of leased space at the Hard Rock Hotel and Casino Las Vegas. The Company contributed 80% of the initial construction and pre-opening budget, or $2.1 million, and also loaned CDO $100,000 to cover preopening costs in excess of initial budgeted amounts. The Company determined that the investment in CDO should be accounted for as an equity method investment. The loan bears interest at the greater of 8% or the reference rate publicly announced by Bank of America N.T. & S.A (3.25% at December 31, 2012) plus 4 percent. Loans are required to be repaid before any other distributions of net cash flow. Net cash flow is then distributed in proportion to the Members’ initial capital contributions, plus an 8% preferred return, and, once paid in full, in accordance with the 50% membership interest. The Company accounts for its investment in CDO under the equity method based on applicable accounting guidance as the Company does not hold a controlling financial interest in CDO. For the year ended December 31, 2012, the Company recorded a loss of $0.6 million, related to its equity in CDO. The Company’s share of the joint venture’s loss is included in equity in income of joint venture in the accompanying consolidated statements of operations. At December 31, 2012, the Company’s net investment in CDO is $1.5 million, which is included in other current assets in the accompanying consolidated balance sheets at December 31, 2012. There were no distributions to the members for the year ended December 31, 2012.
CDO leases space from the Company under a ten-year operating lease expiring in August 2022. The lease has one five-year renewal option. Rent is paid monthly at 6% of sales, as defined in the agreement. CDO also pays a management fee of 6% of gross sales to Fox. Both the lease and the management agreement expire in August of 2022.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and in banks and interest-bearing deposits with maturities at the date of purchase of three months or less. Cash equivalents are carried at cost which approximates fair value.

Deferred Income
Deferred income consists of sponsorship payments received from various vendors and suppliers. These sponsorship payments are amortized using the straight line method over the life of the agreements. As of December 31, 2012 and 2011, the Company had $4.1 million and $3.2 million in deferred income, respectively.
Restricted Cash
We are obligated to maintain certain cash reserve funds for a variety of purposes as determined pursuant to the Amended Facility, including a requirement to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock Hotel & Casino Las Vegas' gross revenues. Restricted cash consists of the following:

($ in thousands)	December 31, 2012	December 31, 2011
Current
Tax reserves	$2,072	$1,921
Insurance reserves	1,327	1,222
Other reserves	363	1,260
Workers' compensation reserves	233	229
Total current restricted cash	3,995	4,632
Long-term
Working capital reserves	16,148	26,554
Available restricted cash reserves for future capital expenditures	1,633	2,404
Total long-term restricted cash	17,781	28,958
Total restricted cash	$21,776	$33,590
Concentrations of Credit Risk
Financial instruments that potentially subject the Company and HRH Holdings to concentrations of credit risk consist principally of casino accounts receivable. The Company and HRH Holdings issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. Business or economic conditions or other significant events could affect the collectability of such receivables.
Substantially all accounts receivable are unsecured and are due primarily from casino and hotel patrons and convention functions. Non-performance by these parties would result in losses up to the recorded amount of the related receivables. Management does not anticipate significant non-performance and believes that they have adequately provided for uncollectible receivables.
Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the receivables to their carrying amount, which approximates fair value. Such allowances are estimated based on specific review of customer accounts as well as management's experience with collection trends in the casino industry and current economic and business conditions.
Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market.

Property and Equipment, Net
Land improvements, buildings and improvements, equipment, furniture and fixtures, and memorabilia were recorded at fair value as of March 1, 2011. Subsequent additions are recorded at cost. The Company and HRH Holdings capitalize interest on funds disbursed during construction. Depreciation and amortization are computed using the straight-line method over the estimated useful lives. Estimated useful lives are as follows:

Buildings and Building improvements	15-40 years
Equipment, furniture and fixtures	3-10 years
Gains or losses arising from dispositions are included in costs and expenses in the accompanying statements of operations. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Substantially all property and equipment is pledged as collateral for long-term debt at December 31, 2012 and 2011. For assets to be disposed of the Company recognizes the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. We treat memorabilia as an indefinite lived asset and therefore it is non-amortizing.
For the year ended December 31, 2010 and the two-month period ended February 28, 2011, land improvements, buildings and improvements, equipment, furniture and fixtures, and memorabilia relating to HRH Holdings were recorded at historical cost. Depreciation and amortization were computed using the straight-line method over the estimated useful lives. Estimated useful lives were as follows:

Land improvements	12-15 years
Building improvements	15 years
Buildings	39-45 years
Equipment, furniture and fixtures	3-10 years
Memorabilia	40 years
Indefinite-lived Intangibles
The Company performs an annual impairment test for indefinite-lived intangible assets at December 31 of each year, or more frequently if impairment indicators exist. The impairment test consists of comparing the fair value of the asset with its carrying amount, and, if the carrying amount exceeds its fair value, an impairment loss would be recognized for the carrying amount in excess of its implied fair value.
The Hard Rock trade name and future trademark licensing are tested for impairment using the discounted net revenue stream based on the estimated future results of the Company.
During 2012, the Company recognized a non-cash impairment charge of $15.0 million relating to the Hard Rock trademark. See further discussion at Note 5, Intangible Assets. No impairments were recorded for the ten-month period ended December 31, 2011 and for the two-month period ended February 28, 2011, related to these assets.
Finite-lived Intangible Assets
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

Inherent in reviewing the carrying amounts of the above assets is the use of various estimates. First, the Company and HRH Holdings must determine the usage of the asset. Impairment of an asset is more likely to be recognized where and to the extent management of the Company or HRH Holdings decides that such asset may be disposed of or sold. Assets must be tested at the lowest level for which identifiable cash flows exist. This testing means that some assets must be grouped and management of the Company and HRH Holdings exercises some judgement in grouping those assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from estimates. If ongoing estimates of future cash flows are not met, the Company or HRH Holdings may have to record additional impairment charges in future accounting periods. Estimates of cash flows for the Company and HRH Holdings are based on the current regulatory, social and economic climates where operations are or were conducted as well as recent operating information and budgets for the Company’ and HRH Holdings’ business. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to the Hard Rock Hotel & Casino Las Vegas.
During 2012, the Company recognized a non-cash impairment charge of $6.2 million relating to the Isleta license agreement. See further discussion at Note 5, Intangible Assets. No impairments were recorded for the ten-month period ended December 31, 2011 and for the two-month period ended February 28, 2011, related to these assets.
Impairment of Long-Lived Assets
The carrying value of property and equipment to be held and used are evaluated for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable based on the estimated future undiscounted cash flows of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows are less than the assets carrying value, the impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. Assets to be disposed of are recorded at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model.
No impairments were recorded for the year ended December 31, 2012, the ten-month period ended December 31, 2011 and for the two-month period ended February 28, 2011. HRH Holdings recognized a non-cash impairment charge for the year ended December 31, 2010 of approximately $16.2 million related to land.
Advertising Expenses
The costs of all advertising campaigns and promotions are expensed as incurred. Total advertising expense (exclusive of amounts related to pre-opening) for year ended December 31, 2012 and the ten-month period ended December 31, 2011 was $6.5 million and $3.3 million, respectively, for the Company. Total advertising expenses (exclusive of pre-opening) for the two-month period ended February 28, 2011 and for the year ended December 31, 2010 were $0.3 million and $3.1 million, respectively, for the HRH Holdings.
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
HRH Holdings is a limited liability company and, as such, does not pay taxes on an entity level but passes its earnings and losses through to its members. HRH Holdings does, however, own all of the stock of a Sub-Chapter C corporation, which is a tax paying entity. Income taxes of HRH Holdings’ subsidiaries are computed using the subsidiaries effective tax rate. HRH Holdings’ members are responsible for reporting their allocable share of HRH Holdings’ income, gains, deductions, losses and credits on their individual income tax returns. HRH Holdings recorded $0.5 million and $0.1 million of income tax expense for the year ended December 31, 2010 and the two-month period ended February 28, 2011, respectively.

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
Lodging revenues are derived from rooms and suites rented to guests and include related revenues for incidental services. Room revenue is recognized at the time the room or service is provided to the guest.
Food and beverage revenues are derived from food and beverage sales in the food outlets, including restaurants, room service, banquets and nightclub. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest.
Retail and other revenues include retail sales, entertainment revenue, spa fees, commissions, estimated income for gaming chips and tokens not expected to be redeemed, fees for licensing the “Hard Rock” brand and other miscellaneous income. Retail and other revenues are recognized at the point in time the retail sale occurs, when entertainment and spa services are provided to the guest, when we determine that gaming chips or tokens are not expected to be redeemed or when licensing fees become due and payable.
Complimentaries
Revenues include the retail value of rooms, food and beverage, and other complimentaries provided to casino customers without charge, which are then subtracted to arrive at net revenues. The allocated costs of providing such complimentaries have been classified as casino operating expenses as follows:

	Company		HRH Holdings
	Year Ended	March 1, 2011 to	Jan 1, 2011 to	Year Ended
($ in thousands)	December 31, 2012	December 31, 2011	February 28, 2011	December 31, 2010
Food and beverage	$7,289	$5,440	$1,220	$8,996
Lodging	2,907	1,860	398	3,196
Other	1,293	890	147	1,520
Total costs allocated to
casino operating costs	$11,489	$8,190	$1,765	$13,712
Revenues are recognized net of certain sales incentives, including points redeemed for cash through customer loyalty programs, such as the player's club loyalty program, amounts of reimbursed airfare and marker discounts, and cash incentives earned in the Company's “Backstage Pass” slot club.
Reimbursed customer airfare and marker discounts were $2.0 million and $1.3 million for the year ended December 31, 2012 and for the ten-month period ended December 31, 2011, respectively. Reimbursed customer airfare and marker discounts were $3.8 million and $285,000 for the year ended December 31, 2010 and the two-month period ended February 28, 2011, respectively.
Derivative Instruments and Hedging Activities
All derivative instruments are recorded at fair value. The accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative instruments and the resulting designation. Derivative instruments used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
The objective in using derivative instruments is to add stability to our interest expense and to manage exposure to interest rate movements or other identified risks. Interest rate caps are used as part of a cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate payments in exchange for variable-rate amounts over the life of the debt agreements without exchange of the underlying principal amount.
The Company
Effective March 28, 2012, the Company purchased two interest rate cap agreements with an aggregate notional amount of $871.8 million and a LIBOR cap of 1.24025% for $141,980. These interest rate cap agreements matured on April 1, 2013. The Company did not designate these interest rate cap agreements for hedge accounting.
Effective March 1, 2011, the Company purchased two interest rate cap agreements with an aggregate notional amount of $868.5 million and a LIBOR cap of 1.26575% approximately $0.4 million. These interest rate cap agreements matured on March 1, 2012. The Company did designate these interest rate cap agreements for hedge accounting as a cash flow hedge. Accordingly, the effective portion of the change in fair value of these derivative instruments is recognized in other comprehensive income (loss).
For the year ended December 31, 2012, the Company expensed $142,000 to interest expense attributable to derivatives not designated as hedges. For the period March 1, 2011 to December 31, 2011, the Company expensed $0.2 million to interest expense attributable to derivatives not designated as hedges.
HRH Holdings
On February 9, 2010, HRH Holdings purchased five interest rate cap agreements with an aggregate notional amount of $1.285 billion and a LIBOR cap of 1.23313% approximately $1.6 million. These interest rate cap agreements expired on February 9, 2011. HRH Holdings designated four out of the five interest rate caps for hedge accounting as cash flow hedges. Accordingly, the effective portion of the change in fair value of these derivative instruments was recognized in other comprehensive income (loss). The changes in fair value of the remaining one interest rate cap that did not qualify for hedge accounting was recognized directly in earnings.
These derivative instruments expired as of February 28, 2011. The gain or (loss) in fair value included in HRH Holdings' comprehensive income for the two months ended February 28, 2011 was $0.3 million, net of premium amortization. Amounts reported in accumulated other comprehensive loss related to derivatives were reclassified to interest expense as interest payments were made on HRH Holdings' variable-rate debt. HRH Holdings reflected the change in fair value of all hedging instruments in cash flows from operating activities. The net gain or loss recognized in earnings during the reporting period representing the amount of the hedges' ineffectiveness was insignificant. For the two-month period ended February 28, 2011 and for the year ended December 31, 2010, HRH Holdings recognized $0.3 million and $3.6 million in interest expense attributable to the derivatives not designated as hedges according to FASB ASC 815-10, respectively.
Fair Value of Financial Instruments
Fair value is a market-based measurement, not an entity-specific measurement. Therefore, fair value measurement is determined based on assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy is used to distinguish between market participant assumptions based on market data obtained from sources independent of the reporting entity as follows:
Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company
Interest rate caps. The Company uses interest rate caps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The Company has determined that its derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. As of December 31, 2012 and 2011, the Company’s interest rate caps had a fair value of zero included in prepaid expenses and other current assets.
Debt. To determine the fair value of our debt the Company utilizes a discounted cash flow model. The discount rate is determined utilizing historical market-based equity returns which are adjusted, as necessary, for entity specific factors. The Company has determined that our debt valuations are classified in Level 3 of the fair value hierarchy. As of December 31, 2012 and 2011, the fair value of the Company’s debt was estimated to be $603.1 million and $622.9 million, respectively. The carrying amount of debt was $647.9 million and $608.7 million, respectively.
HRH Holdings
Interest rate caps. HRH Holdings used interest rate caps to manage its interest rate risk. The valuation of these instruments was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities. HRH Holdings incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. HRH Holdings was exposed to credit loss in the event of a non-performance by the counterparties to its interest rate cap agreements; however, HRH Holdings believed that this risk was minimized because it monitored the credit ratings of the counterparties to such agreements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, HRH Holdings had considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
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
Valuation of Consideration Transferred in the Assignment
To estimate the fair value of consideration transferred to the Company in connection with the Assignment, we first estimated the Company’s total business enterprise value (the “BEV”). BEV, which was determined using Level 3 inputs, reflects the fair value of the core operations and was determined based on a combination of the market approach (25% weight) and income approach (75% weight) while the excess land was valued solely under the market approach and the new initiatives were valued using the income approach.
In constructing an income approach model for the core operations of the Company, we developed a “most likely” case projection of future revenues, expenses, depreciation, and capital expenditures for the years 2011 through 2016. The terminal (or residual) year value calculation using the Gordon Dividend Growth Model was made to capture business value beyond the forecast horizon. Other key inputs include a discount rate range of 13.50% to 14.50% and long term growth ranging from 2.50% to 3.00% for the core business. A discount rate of 35% was used for the new initiatives and intellectual property. Discount rates were chosen to reflect the estimated weighted average cost of capital derived for the Company based in part on certain financial metrics observed for a group of publicly traded guideline companies.
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
Recently Issued and Adopted Accounting Pronouncements
In May 2011, FASB issued an accounting standards update that is intended to align the principles for fair value measurements and the related disclosure requirements under GAAP and IFRS. From a GAAP perspective, the updates are largely clarifications and certain additional disclosures. The changes were originally to be effective for us January 1, 2012. In December 2011, FASB issued updated guidance deferring the effective date indefinitely pending further deliberations by FASB at a future date. This update did not have a material impact on our financial statements.
In June 2011, FASB issued new guidance for the presentation of other comprehensive income ("OCI"). The new guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This will make the presentation of items within OCI more prominent. Companies will no longer be allowed to present OCI in the statement of stockholders' equity. The effective date for this update is for years, and the interim periods within those years, beginning after December 15, 2011. The new disclosure requirements have been included in this Form 10-K, and, there was no impact on our consolidated financial position, results of operations, or cash flows upon adoption.

2.    Accounts Receivable, Net
Components of accounts receivable, net consists of the following:

	As of December 31,
($ in thousands)	2012	2011
Casino	$3,677	$3,862
Hotel	2,883	3,277
Other	2,708	2,235
	9,268	9,374
Less: allowance for doubtful accounts	(959)	(1,320)
Total accounts receivable, net	$8,309	$8,054
Activity in the allowance for doubtful accounts was as follows:

($ in thousands)
Balance at December 31, 2010 (HRH Holdings)	$591
Additions - bad debt expense	2,476
Deductions - write off net of collections	(2,472)
Balance at February 28, 2011	$595

Fair value adjustments (Company)	$(595)
Balance at March 1, 2011 (Company)	—
Additions - bad debt expense	1,627
Deductions - write off net of collections	(307)
Balance at December 31, 2011 (Company)	1,320
Additions - bad debt expense	(325)
Deductions - write off net of collections	(36)
Balance at December 31, 2012 (Company)	$959

3.	Inventories
Inventories consist of the following:

	As of December 31,
($ in thousands)	2012	2011
Restaurants and bars	$1,739	$1,892
Retail merchandise	699	593
Other inventory and operating supplies	81	84
Total inventories	$2,519	$2,569

4.	Property and Equipment, Net
Property and equipment consists of the following:

	As of December 31,
($ in thousands)	2012	2011
Land	$115,600	$115,600
Buildings and building improvements	341,940	337,314
Furniture, fixtures and equipment	77,005	69,182
Memorabilia	6,012	5,953
	540,557	528,049
Less: accumulated depreciation and amortization	(41,603)	(17,038)
Construction in progress	210	340
Total property and equipment, net	$499,164	$511,351
Depreciation relating to property and equipment for the Company was $24.7 million and $17.0 million for the year ended December 31, 2012 and the ten-month period ended December 31, 2011, respectively.
Depreciation relating to property and equipment for HRH Holdings was $51.9 million and $10.3 million for the years ended December 31, 2010 and the two month period ended February 28, 2011, respectively.

5.	Intangible Assets, Net
Intangible assets, net balances consist of the following:

	Company
	December 31, 2011			December 31, 2012
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Accumulated Amortization	Net Carrying Amount	Remaining life (years)

Non-amortizing intangible assets
Hard Rock
licensing	$55,000	$—	$55,000	$55,000	$(15,000)	$—	$40,000	Indefinite
Future Trademark
licensing	7,000	—	7,000	7,000	—	—	7,000	Indefinite
	62,000	—	62,000	62,000	(15,000)	—	47,000

Amortizing intangible assets
In-place contracts	29,000	(2,417)	26,583	29,000	(6,175)	(5,316)	17,509	0-8
Monster TM
licensing	2,537	(551)	1,986	2,537	—	(1,213)	1,324	2
Customer
Relationships	3,000	(2,500)	500	3,000	—	(3,000)	—	—
Sponsorship
Agreements	1,300	(541)	759	1,300	—	(1,191)	109	—
Market leases	1,736	(270)	1,466	1,736	—	(594)	1,142	1-8
Player
Relationships	10,000	(1,310)	8,690	10,000	—	(2,685)	7,315	8
Other	2,200	(184)	2,016	2,200	—	(404)	1,796	8
	49,773	(7,773)	42,000	49,773	(6,175)	(14,403)	29,195
Total net
intangibles	$111,773	$(7,773)	$104,000	$111,773	$(21,175)	$(14,403)	$76,195
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
For the year ended December 31, 2012 and the ten month period ended December 31, 2011, the Company recorded amortization expense of $6.6 million and $7.8 million, respectively.
The estimated amortization expense for the above amortizing intangible assets for each of the five succeeding fiscal years beginning December 31, 2013 is $5.7 million, $4.0 million, $3.2 million, $3.2 million and $3.2 million, respectively.
Pueblo of Isleta Impairment. On October 13, 2009, HRH Holdings executed a license agreement with the Pueblo of Isleta. Pursuant to the Isleta license agreement, the Company sublicensed certain intellectual property, including the “Hard Rock Hotel” and “Hard Rock Casino” trademarks, to Isleta in connection with a hotel and a casino that Isleta opened in Albuquerque, New Mexico. Under the terms of the Isleta license agreement, Isleta agreed to pay us a certain percentage of its annual gross revenues based on the performance of its Hard Rock Hotel/Casino as well as certain other license fees. On December 24, 2012, Isleta and the Company mutually agreed to terminate the Isleta license agreement. The termination of the Isleta license agreement occurred on June 30, 2013. As part of such termination, the Company recorded an impairment of Isleta intangible asset included in other licenses of $6.2 million in December 2012. The $6.2 million impairment charge represented discounted future licensing fees included in the March 1, 2011 fair value related to the agreement which were anticipated at that time had the agreement continued after June 30, 2013. The fair value of the Isleta agreement at December 31, 2012 was determined using the remaining discounted cash flow. This impairment charges is included within Impairment of intangible assets reflected in the Consolidated Statement of Operations.

Hard Rock Licensing Impairment. During the second quarter of 2012, with forecasted net revenues differing from expectations, the Company performed an interim impairment analysis of the Hard Rock trademark. This analysis resulted in an impairment charge of $3.0 million for the second quarter of 2012. During the fourth quarter of 2012, the Company completed its annual impairment analysis of the Hard Rock trademark, which resulted in an additional impairment charge of $12.0 million due to updated forecasts and market conditions. The fair value of Hard Rock Licensing during 2012 was determined using the discounted cash flow of forecasted net revenues. These impairment charges were the result of reductions in the projected revenue due to the weak market environment and are included within Impairment of intangible assets reflected in the Consolidated Statement of Operations.
Intangible assets, net consists of the following for the HRH Holdings:

	HRH Holdings
	December 31, 2010			February 28, 2011
						Remaining
($ in thousands)	Beginning	Amortization	Ending	Amortization	Ending	life (years)

Non-amortizing intangible assets
Hard Rock Licensing	$34,833	$—	$34,833	$—	$34,833	Indefinite
	$34,833	$—	$34,833	$—	$34,833
Amortizing intangible assets
Rehab trade name	1,700	(240)	1,460	(40)	1,420	6
Body English trade name	20	(20)	—	—	—	0
Pink Taco trade name	292	(140)	152	(23)	129	1
Love Jones trade name	42	(20)	22	(3)	19	1
Mr. Lucky's trade name	250	(120)	130	(20)	110	1
Player relationships	11,870	(3,120)	8,750	(465)	8,285	5
	14,174	(3,660)	10,514	(551)	9,963

	$49,007	$(3,660)	$45,347	$(551)	$44,796
The Hard Rock licensing rights are not subject to amortization as they have an indefinite useful life. The trade names are being ratably amortized on a straight-line basis over the useful lives. Player relationships are amortized on an accelerated basis consistent with the expected timing of HRH Holdings’ realization of the economic benefits of such relationships.

6.	Accrued Expenses
Accrued expenses consist of the following :

	As of December 31,
($ in thousands)	2012	2011
Current
Deferred income	$4,082	$3,202
Capital leases, current	599	1,727
Advance room, convention and customer deposits	4,575	7,709
Accrued salaries, payroll taxes and other employee benefits	3,001	2,929
Accrued miscellaneous taxes	1,187	1,683
Reserve for general liability and accrued legal claims	3,727	1,927
Other accrued liabilities	6,505	7,762
Total current accrued expenses	23,676	26,939
Long term
Capital leases, long term	568	1,170
Total long term accrued expenses	568	1,170
Total accrued expenses	$24,244	$28,109
Certain reclassifications in the above table have been made to prior year amounts to conform to the current year presentation.

7.    Agreements with Related Parties
The Company
(i) Engagement of WG-Harmon
During the year ended December 31, 2012, and the ten month period ended December 31, 2011, the Company incurred $1.8 million and $1.9 million, respectively in management fees payable to WG-Harmon under the management agreements noted below which is included in general and administrative on the consolidated statement of operations. As of December 31, 2012, the Company had $0.4 million payable to WG-Harmon. There were no amounts payable to WG-Harmon as of December 31, 2011.
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
Non-Gaming Operations
On March 1, 2011, the Company and WG-Harmon entered in a Resort Management Agreement (the “Resort Management Agreement”), pursuant to which WG-Harmon managed the Hard Rock Hotel & Casino Las Vegas, other than the gaming operations and the liquor operations. The term of the Resort Management Agreement began on March 1, 2011 and continued until June 15, 2012, the date upon which LVHR became one of our subsidiaries and we assumed the operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas. During the term of the Resort Management Agreement, the Company paid to WG-Harmon a base fee in the amount of $122,500 per month. In addition to such base fee, WG-Harmon has an incentive management fee based on performance of the adjusted EBITDA of the Hard Rock Hotel & Casino Las Vegas as set forth in the Resort Management Agreement. For the period ended December 31, 2012, the Company did not incur any incentive fees.
On June 15, 2012, the Resort Management Agreement was replaced by the Amended and Restated Management Agreement (the “Amended Resort Management Agreement”). On June 15, 2012, the Company and WG-Harmon entered into the Amended Resort Management Agreement, pursuant to which WG-Harmon will manage the Hard Rock Hotel & Casino Las Vegas, including the gaming operations and the liquor operations. WG-Harmon is required to use commercially reasonable efforts to operate the Hard Rock Hotel & Casino Las Vegas, and has complete discretion and control in all matters related to the management and operation of the Hard Rock Hotel & Casino Las Vegas. The term of the Amended Resort Management Agreement began on June 15, 2012 and will continue until March 31, 2016. During the term of the Amended Resort Management Agreement, the Company will pay WG-Harmon a base fee in the amount of $160,000 per month, payable monthly, which base fee may be decreased to $150,000 per month if WG-Harmon is no longer providing certain construction services to the Company. In addition to such base fee, the Owner will pay WG-Harmon an incentive management fee based on the performance of the adjusted EBITDA of the Hard Rock Hotel & Casino Las Vegas, as set forth in the Amended Resort Management Agreement. For the year ended December 31, 2012, the Company incurred incentive fees of $0.2 million.
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
Effective December 23, 2011, the Clark County Liquor and Gaming Licensing Board (the “Clark County Board”) approved temporary liquor licenses for the Company to operate the liquor operations at the Hard Rock Hotel & Casino Las Vegas. On April 1, 2012, the Clark County Board approved an extension for the Company to operate the liquor operations at the Hard Rock Hotel & Casino Las Vegas. WG-Harmon will manage the liquor operations as one of its duties under the Amended Resort Management Agreement. The Liquor Management Agreement terminated on June 15, 2012, and such responsibilities were absorbed with the Amended Resort Management Agreement.
(ii) Second Mortgage Loan Agreement
The Second Mortgage loan agreement is with a related party, Brookfield Financial. See Note 8, Debt for further discussion.

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
For the year ended December 31, 2010 and for the two-month period ended February 28, 2011, HRH Holdings accrued or paid a base management fee of $6.2 million and $0.7 million, a gaming facilities support fee of $0.8 million and $0.1 million, and accrued or reimbursed chain service expenses of $2.4 million and $0.2 million to Morgans Management, respectively.
(ii) Joint Venture Agreement Consulting Fee
Under HRH Holdings’ Second Amended and Restated Limited Liability Company Agreement (the “JV Agreement”), subject to certain conditions, HRH Holdings was required to pay DLJMB HRH VoteCo, LLC (“DLJMB VoteCo”) (or its designee) a consulting fee of $250,000 each quarter in advance. In the event HRH Holdings was not permitted to pay the consulting fee when required (pursuant to the terms of any financing or other agreement approved by its board of directors), then the payment of such fee was deferred until such time as it may be permitted under such agreement. DLJMB VoteCo is a member of HRH Holdings. As of December 31, 2010, HRH Holdings had accrued $3.8 million in deferred consulting fees.
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
(iv) Intercompany Land Acquisition Financing
Northstar was a lender to HRH Holdings under the land acquisition financing HRH Holdings had entered into with respect to an approximately 11-acre parcel of land located adjacent to the Hard Rock Hotel & Casino.

8.	Debt
The following table presents debt outstanding as of December 31, 2012 and December 31, 2011:

		As of December 31,
($ in thousands)	Final	Face value	Book value	Face value	Book value
Project name/lender	maturity	2012	2012	2011	2011
Amended facility -
Note A/Vegas HR
Private Limited	March 1, 2018	$553,826	$472,740	$543,554	$456,658

Amended facility -
Note B/Vegas HR
Private Limited	March 1, 2018	327,290	160,124	327,290	138,239

Second Mortgage -
Brookfield Financial	March 1, 2018	30,000	15,021	30,000	13,802
Total debt		911,116	647,885	900,844	608,699

Current portion of
long-term debt		—	—	—	—
Total long-term debt		$911,116	$647,885	$900,844	$608,699
The difference between the face and book value of the debt represents debt discounts that are amortized to interest expense using the effective interest method over the term of the debt.
As of December 31, 2012, the Company has outstanding $38.0 million in supplemental interest under the Amended Facility. In addition, the Company has outstanding $5.9 million in accrued interest and contractually owes $8.8 million under the Second Mortgage, the difference representing application of the effective interest method and its affects on accrued interest and amortization of the discount as of December 31, 2012.
Amended Facility. On March 1, 2011, as part of the Assignment, the Company assumed the obligations under the Facility and entered into the Amended Facility pursuant to which the land, building and improvements, equipment, fixtures and all personal properties were pledged as security and collateral. The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at The London InterBank Offered Rate (LIBOR) plus 2.5% with a 1.5% LIBOR floor (total of 4% at December 31, 2012). In addition, supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less that the current interest due, the PIK interest will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.

The Amended Facility requires that the Company repay in full all “paid in kind” interest (PIK Interest) outstanding on March 1, 2014 and February 28, 2016, in the event the Company has not made sufficient payments to the lender to provide a specified debt yield, on the terms specified in the Amended Facility. We currently believe the Company will not meet the specified debt yield threshold. The Company is currently assessing its options, including negotiating a waiver of this requirement from the lender, seeking approval from the lender to use cash reserves to satisfy a portion of this obligation, selling off a portion of existing collateral, or attempting to obtain additional borrowings from other sources. If we are unable to restructure our indebtedness, find alternative financing sources on acceptable terms, or obtain approval from the lender to use our cash reserves to satisfy a portion of this potential obligation, we risk losing some or all of our property to foreclosure. The outstanding PIK interest as of September 30, 2013, December 31, 2012 and 2011 was $31.7 million, $18.5 million and $8.2 million, respectively. See further discussion in Note 1, Company Structure and Significant Accounting Policies.
The total amount of the Company’s debt, under certain exceptions described in the Amended Facility, is due on March 1, 2018, and no principal payments are due until then.
Second Mortgage. On March 1, 2011, as part of the Assignment, the Company entered into the Second Mortgage loan agreement with Brookfield Financial in the amount of $30.0 million pursuant to which certain land, building and improvements, equipment, fixtures and personal properties were pledged as security and collateral. The Second Mortgage is subordinate in right of payment to the Amended Facility. The maturity date of the Second Mortgage is March 1, 2018 and provides for an effective interest rate of 15% payable at maturity.
The Amended Facility and Second Mortgage include affirmative and negative covenants, including, among others, restrictive covenants regarding incurrence of liens, sales or assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any of the Company's real property and removal of any material article of furniture, fixture or equipment from the Company's real property. As of December 31, 2012, the Company was in compliance with all covenants.
The estimated annual amortization of the debt discounts under the effective interest method assuming estimated future cash flow payments of the Amended Facility and the Second Mortgage for each of the five succeeding years and thereafter, is as follows:

($ in thousands)	Amortization - Amended Facility	Amortization - Second Mortgage
2013	$30,829	$1,576
2014	41,311	2,042
2015	43,976	2,645
2016	54,897	3,439
2017	62,534	4,445
Thereafter	14,705	832
Total	$248,252	$14,979

9.	Commitments and Contingencies
 Future minimum lease payments
Future minimum lease payments required under capital leases, included in our consolidated balance sheet as current and long term accrued expenses, as of December 31, 2012 are as follows:

	Payments due by
($ in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Capital leases
Gross capital leases	535	517	—	—	1,052
Imputed interest	64	51	—	—	115
Net capital leases	599	568	—	—	1,167
Total	$599	$568	$—	$—	$1,167
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
We are also subject to a variety of other claims and lawsuits that arise in the ordinary course of our business. We do not believe the outcome of these and the other matters disclosed above will have a material effect on our business, results of operations or financial condition. As of December 31, 2012, the Company accrued approximately $3.5 million for all loss contingency matters and our best estimate of reasonably possible losses in excess of the amount accrued is not material to the financial statements.

10.    Employee Benefit Plans
The Company’s current policy is, and HRH Holdings’ policy was, to pay discretionary cash incentive bonuses to eligible employees based upon individual and company-wide goals that are established by the Company and HRH Holdings, respectively, on an annual basis.
The Company’s current policy is, and HRH Holdings’ policy was, to maintain a 401(k) profit sharing plan whereby substantially all employees over the age of 21 who have completed six months of continuous employment and 1000 hours of service are eligible for the plan. Such employees joining the plan may contribute, through salary deductions, no less than 1% nor greater than 50% of their annual compensation. The Company currently does not match contributions to the plan and recorded no charges for 401(k) contributions year ended December 31, 2012.

11.    Membership Interests
Membership Interests
The Company
Classes of Membership Interests
We have two classes of membership interests: Class A Units and Class B Units, each of which is 100% owned by its members. Holders of Class A Units are entitled to vote on any matter to be voted upon by our members. Except as provided by law, the holders of Class B Units do not have any right to vote.
Additional Capital Contributions
The members are not required to make any additional capital contributions to the Company. However, the members may make additional capital contributions to the Company at any time. During the year ended December 31, 2012, no capital contributions were made to the Company. During the ten-month period ended December 31, 2011, the Company entered into a second mortgage loan agreement as part of the Assignment with Brookfield Financial in the amount of $30 million. The fair value of the debt as of the Assignment date was $13.0 million with the remaining $17.0 million accounted for as an equity contribution. In addition, Brookfield Financial made a $1.6 million cash contribution during the ten-month period ended December 31, 2011.
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

Restrictions on Transfer
Our members generally are prohibited from transferring or encumbering our membership interests without the prior written consent of BREF HR Management or the holder of Class A Units. No transfer may be made unless certain general conditions are met, including that the transfer complies with applicable gaming regulations.
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
Additional Capital Contributions
For the year ended December 31, 2010 the DLJMB Parties and the Morgans Parties did not make any contribution to HRH Holdings. Pursuant to an agreement between DLJMB IV HRH and Morgans, a portion of the amounts contributed to HRH Holdings by the parties were being treated as interest-free loans, which would convert into new equity in HRH Holdings on terms to be agreed upon by the parties or by a written appraisal or fairness opinion.

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

12.    Restatement to the 2011 Cash Flows of the Company
Subsequent to the issuance of the Company’s March 1, 2011 to December 31, 2011 consolidated financial statements in its Form 10-K, the Company discovered errors due to the oversight of underlying information in the preparation of the consolidated statement of cash flows for the period March 1, 2011 to December 31, 2011. Specifically, the Company discovered the following amounts incorrectly included in cash flows from operating activities:

•
Restricted cash withdrawals in the amount of $15.4 million had been incorrectly included in cash flows from operating activities.  Such amount should have been included in cash flows used in investing activities.

•
Principal payments on capital leases in the amount of $3.2 million had been incorrectly included in cash flows from operating activities in Other accrued liabilities. Such amounts should have been included in cash flows used in financing activities.

The accompanying Consolidated Statement of Cash Flows has been restated to correct the items above.  Accordingly, previously reported net cash flows provided by operating activities of $13.0 million was reduced to net cash flows provided by operating activities of $0.8 million, previously reported net cash used in investing activities of $(46.6) million was reduced to net cash used in investing activities of $(31.2) million and previously reported net cash provided by financing activities of $30.2 million was reduced to net cash flows provided by financing activities of $27.0 million. The table below reflects the restated and previously reported Consolidated Statement of Cash Flows for the period from March 1, 2011 to December 31, 2011:

($ in thousands)	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities
Restricted cash used in operations	$15,355	$(15,355)	$—
Other accrued liabilities	801	3,154	3,955
Net cash flows provided by operating activities	13,023	(12,201)	822

Cash flows from investing activities
Reduction (increase) in restricted cash	(41,387)	41,387	—
Restricted cash contributions	—	(41,387)	(41,387)
Restricted cash withdrawals	—	15,355	15,355
Net cash flows used in investing activities	(46,558)	15,355	(31,203)

Cash flows from financing activities
Principal payments on capital leases	—	(3,154)	(3,154)
Net cash flows provided by financing activities	$30,162	$(3,154)	$27,008

The provision for doubtful accounts and the change in accounts receivable within operating cash flows in the 2011 consolidated statement of cash flows also reflects a $1.3 million increase in the provision for doubtful accounts and an increase in accounts receivable to correct amounts previously reported.

13.    Quarterly Financial Information (unaudited)
Quarterly financial information for the years ended December 31, 2012 and 2011 is summarized below:

	2012
($ in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenues	$51,248	$54,302	$49,724	$43,267
Operating Income (loss)	390	(797)	(833)	(24,216)
Income (loss) before Income taxes	(21,677)	(22,681)	(23,659)	(47,587)
Net Income (loss)	(21,677)	(22,681)	(23,659)	(47,587)

	2011
	Predecessor	Successor
($ in thousands)	Period from Jan 1, 2011 to Feb 28, 2011	Period from Mar 1, 2011 to Mar 31, 2011	Second Quarter	Third Quarter	Fourth Quarter
Net Revenues	$29,257	$16,451	$57,247	$50,702	$40,253
Operating Income (loss)	(7,451)	624	5,672	747	(5,516)
Income (loss) before Income taxes	10,147	(5,811)	(14,089)	(19,752)	(26,429)
Net Income (loss)	10,006	(5,811)	(14,089)	(19,752)	(26,429)

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION

2.1
Agreement to Transfer in Lieu of Foreclosure and Settlement Agreement dated as of March 1, 2011 by and among HRHH Hotel/Casino, LLC, HRHH Development, LLC, HRHH Gaming, LLC, HRHH IP, LLC, HRHH Cafe, LLC, HRHH Gaming Senior Mezz, LLC, HRHH JV Senior Mezz, LLC, HRHH Gaming Junior Mezz, LLC, HRHH Junior Mezz Two, LLC, HRHH Gaming Junior Mezz Two, LLC, Hard Rock Hotel, Inc., Hard Rock Hotel Holdings, LLC, Morgans Group LLC, DLJ MB IV HRH, LLC, Morgans Hotel Group Management LLC, BREF HR, LLC, NRFC HRH Holdings, LLC, Vegas HR Private Limited and Brookfield Financial, LLC—Series B; previously filed as Exhibit 2.1 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011

3.1
Certificate of Formation, dated as of February 11, 2011, for BREF HR, LLC; previously filed as Exhibit 3.1 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011

3.2
Limited Liability Company Agreement, dated as of March 1, 2011, for BREF HR, LLC by BREF HR Management, LLC, Brookfield Financial, LLC – Series B, Michele A. Dreyer and Mary S. Stawikey; previously filed as Exhibit 3.2 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011

10.1
Fourth Amended and Restated Loan Agreement, dated as of March 1, 2011 by and among HRHH Hotel/Casino, LLC, HRHH Cafe, LLC, HRHH Development, LLC, HRHH IP, LLC, HRHH Gaming, LLC and Vegas HR Private Limited; previously filed as Exhibit 10.1 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011

10.2
Second Mortgage Loan Agreement, dated as of March 1, 2011, among HRHH Hotel/Casino, LLC, HRHH Cafe, LLC, HRHH Development, LLC, HRHH IP, LLC, HRHH Gaming, LLC and Brookfield Financial, LLC – Series B; previously filed as Exhibit 10.2 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011

10.3
Management Agreement (Gaming Operations) dated as of March 1, 2011 by and between LVHR Casino, Inc. WG-Harmon, LLC (Terminated June 15, 2012); previously filed as Exhibit 10.3 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011

10.4
Amended and Restated Resort Management Agreement dated as of June 15 ,2012 by and between HRHH Hotel/Casino, LLC, HRHH Development, LLC, HRHH IP, LLC, HRHH Cafe, LLC and WG-Harmon, LLC; previously filed as Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

10.5
Amended and Restated Casino Lease dated as of June 15, 2012 by and between HRHH Hotel/Casino, LLC and LVHR Casino Inc.; previously filed as Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

10.6
Trademark License and Cooperation Agreement dated as of June 7, 1996 by and between Rank Licensing, Inc. and Peter A. Morton; previously filed as Exhibit 10.7 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011

10.7
Omnibus Amendment and Joinder to Fourth Amended and Restated Loan Agreement and Loan Documents, dated as of June 15, 2012 by and among HRHH Hotel/Casino, LLC, HRHH Cafe, LLC, HRHH Development, LLC, HRHH IP, LLC, HRHH Gaming, LLC and Vegas HR Private Limited; previously filed as Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

14	Code of ethics; previously filed as Exhibit 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

21.1	Subsidiaries of the Registrant; previously filed as Exhibit 21.1 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T