Form 10-Q
period 2013-03-31
BREF HR, LLC
filed 2014-05-09
CIK 1531537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2013
Or

_	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __ No X
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer __	Accelerated filer __	Non-accelerated filer X	Smaller reporting company __
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BREF HR, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

($ in thousands)	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$16,245	$13,658
Accounts receivable, net	11,116	8,309
Inventories	2,722	2,519
Prepaid expenses and other current assets	3,726	3,861
Investment in joint venture	—	1,474
Related party receivable	407	885
Restricted cash	4,009	3,995
Total current assets	38,225	34,701
Property and equipment, net	493,815	499,164
Intangible assets, net	74,380	76,195
Restricted cash	17,492	17,781
Investment in joint venture	1,453	—
Total assets	$625,365	$627,841

Liabilities and Members' Equity (Deficit)
Current liabilities
Accounts payable	$8,243	$6,053
Construction related payables	308	302
Related party payables	49	406
Interest payable	1,250	—
Accrued expenses	24,389	23,676
Total current liabilities	34,239	30,437
Long term accrued expenses	450	568
Long term interest payable	50,774	43,963
Long term debt	644,017	632,864
Long term debt - due to affiliate	15,372	15,021
Total long term liabilities	710,613	692,416
Total liabilities	744,852	722,853

Members' equity (deficit)
Paid-in capital	86,673	86,673
Accumulated deficit	(206,160)	(181,685)
Total members' equity (deficit)	(119,487)	(95,012)
Total liabilities and members equity (deficit)	$625,365	$627,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREF HR, LLC
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

($ in thousands)	Three months ended March 31, 2013	Three months ended March 31, 2012
Revenue
Casino	$13,194	$11,591
Lodging	15,071	16,160
Food and beverage	16,487	18,666
Retail	598	785
Other	7,635	9,539
Gross revenues	52,985	56,741
Less: Promotional allowances	(5,525)	(5,493)
Net revenues	47,460	51,248
Costs and Expenses
Casino	9,734	9,286
Lodging	4,729	5,083
Food and beverage	8,950	9,729
Retail	291	526
Other	4,811	5,908
Marketing	2,031	2,195
Fee and expense reimbursements - related party	451	710
General and administrative	9,694	8,918
Depreciation and amortization	8,069	8,420
Pre-opening	8	83
Total costs and expenses	48,768	50,858
(Loss) income from operations	(1,308)	390
Interest income	6	17
Interest expense	(23,152)	(22,084)
Loss on joint venture investment	(21)	—
Loss before income tax expense	(24,475)	(21,677)
Income tax expense	—	—
Net loss	$(24,475)	$(21,677)
Other Comprehensive loss
Interest rate cap fair market value adjustment, net of tax	—	203
Comprehensive loss	$(24,475)	$(21,474)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREF HR, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
($ in thousands)
Cash flows from operating activities
Net loss	$(24,475)	$(21,677)
Adjustment to reconcile net loss to net cash
provided by operating activities:
Depreciation	6,254	6,358
Provision for (recovery of) doubtful accounts	(105)	(478)
Amortization of intangible assets	1,815	2,062
Amortization of debt discount	7,432	6,962
Accrued non-cash interest applied to principal	4,072	999
Change in value of interest rate caps net of
premium amortization	64	203
Loss on joint venture investment	21	—
(Increase) decrease in assets:
Accounts receivable	(2,702)	(48)
Inventories	(203)	(33)
Prepaid expenses	135	(1,300)
Related party receivable	726	226
Increase (decrease) in liabilities:
Accounts payable	2,190	1,011
Related party payable	(357)	—
Other accrued liabilities	762	(905)
Accrued interest payable	8,061	6,003
Net cash provided by (used in) operating activities	3,690	(617)
Cash flows from investing activities
Purchases of property and equipment	(905)	(1,903)
Payments on construction related payables	6	(4)
Restricted cash contributions	(1,849)	(2,476)
Restricted cash withdrawals	2,124	4,195
Loan to joint venture	(248)	—
Net cash used in investing activities	(872)	(188)
Cash flows from financing activities
Purchase of interest rate caps	(64)	(142)
Capital lease payments	(167)	(442)
Net cash used in financing activities	(231)	(584)
Net increase (decrease) in cash and cash equivalents	2,587	(1,389)
Cash and cash equivalents, beginning of period	13,658	16,818
Cash and cash equivalents, end of period	$16,245	$15,429

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net
of amounts capitalized	$3,500	7,858

Supplemental Disclosure Non-cash Investing
and Financing Activities
Construction related payables	$308	$231

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
The Company's Going Concern
The Company incurred a loss of $24.5 million for the three months ended March 31, 2013, and has a net members' deficit of $119.5 million as of March 31, 2013. The Amended Facility allows the Company to accrue 'payable in kind' interest ("PIK interest"), representing the difference between interest accruing under the Amended Facility and the amounts paid. The outstanding PIK interest as of March 31, 2013 and December 31, 2012 was $22.5 million and $18.5 million, respectively. The PIK interest outstanding as of March 1, 2014, in the amount of $44.3 million, became due and payable on March 1, 2014, as the operating performance of the Company did not meet a specified debt yield threshold for the twelve month period ending March 1, 2014. However, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest until June 2, 2014. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on June 2, 2014. The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, selling off a portion of existing collateral or attempting to obtain borrowings from other sources. The Company's ability to continue as a going concern is dependent upon its ability to restructure its indebtedness, obtain alternative financing on acceptable terms, obtain approval from the lender to use available cash reserves to satisfy a portion of this potential obligation, or a combination thereof. However, there is no certainty on the outcome. We have placed mortgages on our hotel casino property to secure our indebtedness. In the event the PIK interest is not paid on June 2, 2014, among other lesser remedies, the lender may declare all unpaid principal and accrued interest under the Amended Facility due and payable immediately. If the PIK payment is not made on June 2, 2014 we risk losing some or all of our property to foreclosure. If this occurs, our business and results of operations would be materially adversely affected. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.
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

2.    Basis of Presentation, Principles of Consolidation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”) in accordance with the instruction to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for complete consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the Company’s 2013 annual consolidated financial statements and notes thereto on Form 10-K for the year ended December 31, 2013.
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
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries as of and for the three months ended March 31, 2013 and March 31, 2012 and December 31, 2012.
Consolidations of Variable Interest Entity
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
Recently Issued Accounting Pronouncements
No new accounting pronouncements issued or effective during 2013 have had or are expected to have a material impact on the Company’s financial position or results of operations.

3.    Accounts Receivable, Net
Components of accounts receivable, net consist of the following:

($ in thousands)	March 31, 2013	December 31, 2012
Casino	$5,030	$3,677
Hotel	3,459	2,883
Other	3,482	2,708
	11,971	9,268
Less: allowance for doubtful accounts	(855)	(959)
Total accounts receivable, net	$11,116	$8,309

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

($ in thousands)	March 31, 2013	December 31, 2012
Current
Tax reserves	$1,747	$2,072
Insurance reserves	1,255	1,327
Other reserves	363	363
Workers' compensation reserves	644	233
Total current restricted cash	4,009	3,995

Long-term
Working capital reserves	15,557	16,148
Available restricted cash reserves for future capital expenditures	1,935	1,633
Total long-term restricted cash	17,492	17,781
Total restricted cash	$21,501	$21,776

5.    Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of the following:

($ in thousands)	March 31, 2013	December 31, 2012
Restaurants and bars	$1,822	$1,739
Retail merchandise	811	699
Other inventory and operating supplies	89	81
Total inventories	$2,722	$2,519

6.     Property and Equipment, Net
Property and equipment, net consists of the following:

($ in thousands)	March 31, 2013	December 31, 2012
Land	$115,600	$115,600
Buildings and land and building improvements	342,047	341,940
Furniture, fixtures and equipment	77,746	77,005
Memorabilia	6,064	6,012
	541,457	540,557
Less: accumulated depreciation	(47,857)	(41,603)
Construction in progress	215	210
Total property and equipment, net	$493,815	$499,164
Depreciation relating to property and equipment for the Company was $6.3 million and $6.4 million for the three months ended March 31, 2013 and 2012, respectively.

7.     Intangible Assets, Net
Intangible assets, net consist of the following:

	December 31, 2012				March 31, 2013
($ in thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Accumulated Amortization	Net Carrying Amount	Remaining life (years)

Non-amortizing intangible assets
Hard Rock Licensing	$55,000	$(15,000)	$—	$40,000	$55,000	$(15,000)	$—	$40,000	Indefinite
Future Trademark Licensing	7,000	—	—	7,000	7,000	—	—	7,000	Indefinite
	62,000	(15,000)	—	47,000	62,000	(15,000)	—	47,000
Amortizing intangible assets
In-place contracts	29,000	(6,175)	(5,316)	17,509	29,000	(6,175)	(6,404)	16,421	8
Monster TM Licensing	2,537	—	(1,213)	1,324	2,537	—	(1,379)	1,158	2
Customer Relationships	3,000	—	(3,000)	—	3,000	—	(3,000)	—	0
Sponsorship Agreements	1,300	—	(1,191)	109	1,300	—	(1,300)	—	0
Market leases	1,736	—	(594)	1,142	1,736	—	(675)	1,061	1 - 8
Player relationships	10,000	—	(2,685)	7,315	10,000	—	(3,002)	6,998	8
Other	2,200	—	(404)	1,796	2,200	—	(458)	1,742	8
	49,773	(6,175)	(14,403)	29,195	49,773	(6,175)	(16,218)	27,380
Total
intangibles, net	$111,773	$(21,175)	$(14,403)	$76,195	$111,773	$(21,175)	$(16,218)	$74,380
The Hard Rock Trademark and future licensing rights are not subject to amortization as they have an indefinite useful life. The in-place contracts, trade names, Customer Relationships, Sponsorship Agreements, Market leases and other amortizing intangible assets are being ratably amortized on a straight-line basis over the estimated useful life which ranges from one to nine years. Player Relationships are amortized on an accelerated basis consistent with the expected timing of the Company’s realization of the economic benefits of such relationships.

For the three months ended March 31, 2013 and 2012, the Company recorded amortization expense of $1.8 million and $2.1 million, respectively.
Pueblo of Isleta Impairment. On October 13, 2009, HRH Holdings executed a license agreement with the Pueblo of Isleta (the "Isleta license agreement"). Pursuant to the Isleta license agreement, the Company sublicensed certain intellectual property, including the “Hard Rock Hotel” and “Hard Rock Casino” trademarks, to Isleta in connection with a hotel and a casino that Isleta opened in Albuquerque, New Mexico. Under the terms of the Isleta license agreement, Isleta agreed to pay us a certain percentage of its annual gross revenues based on the performance of its Hard Rock Hotel/Casino as well as certain other license fees. On December 24, 2012, Isleta and the Company mutually agreed to terminate the Isleta license agreement. The termination of the Isleta license agreement occurred on June 30, 2013. As part of such termination, the Company recorded an impairment of the Isleta intangible asset included in other licenses of $6.2 million in December 2012. The $6.2 million impairment charge represented discounted future licensing fees included in the March 1, 2011 fair value related to the agreement which were anticipated at that time had the agreement continued after June 30, 2013.
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

8.     Accrued Expenses
Accrued expenses consist of the following:

($ in thousands)	March 31, 2013	December 31, 2012
Current
Deferred income	$3,300	$4,082
Capital lease obligations	506	599
Advance room, convention and customer deposits	6,226	4,575
Accrued salaries, payroll taxes and other employee benefits	2,039	3,001
Accrued miscellaneous taxes	2,110	1,187
Reserve for legal liability claims	3,644	3,727
Other accrued liabilities	6,564	6,505
Total current accrued expenses	24,389	23,676
Long term
Capital lease obligations	450	568
Total long term accrued expenses	450	568
Total accrued expenses	$24,839	$24,244

9.     Agreements with Related Parties
WG-Harmon
During the three months ended March 31, 2013 and 2012, the Company incurred $0.5 million and $0.6 million, respectively in management fees payable to WG-Harmon under the Management Agreement (Gaming Operations), Resort Management Agreement and Liquor Management and Employee Services Agreement, collectively ("WG-Harmon Agreements"), as defined below which is included in general and administrative on the condensed consolidated statement of operations. As of December 31, 2012, the Company had $0.4 million payable to WG-Harmon which is included in related party payables on the condensed consolidated balance sheets. The company had no amounts payable to WG-Harmon as of March 31, 2013.
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
On June 15, 2012, the Resort Management Agreement was replaced by the Amended and Restated Management Agreement (the “Amended Resort Management Agreement”). On June 15, 2012, the Company and WG-Harmon entered into the Amended Resort Management Agreement, pursuant to which WG-Harmon will manage the Hard Rock Hotel & Casino Las Vegas, including the gaming operations and the liquor operations. WG-Harmon is required to use commercially reasonable efforts to operate the Hard Rock Hotel & Casino Las Vegas, and has complete discretion and control in all matters related to the management and operation of the Hard Rock Hotel & Casino Las Vegas. The term of the Amended Resort Management Agreement began on June 15, 2012 and will continue until March 31, 2016. During the term of the Amended Resort Management Agreement, the Company will pay WG-Harmon a base fee in the amount of $160,000 per month, payable monthly, which base fee may be decreased to $150,000 per month if WG-Harmon is no longer providing certain construction services to the Company. In April 2013, a $10,000 reduction to the base fee was put in place. In addition to such base fee, the Company will pay WG-Harmon an incentive management fee based on the performance of the adjusted EBITDA of the Hard Rock Hotel & Casino Las Vegas, as set forth in the Amended Resort Management Agreement.
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
Second Mortgage Loan Agreement
On March 1, 2011, as part of the Assignment, the Company entered into a second mortgage loan agreement with Brookfield Financial (the “Second Mortgage”), a related party. See Note 10, Debt, for further discussion. During the three months ended March 31, 2013 and 2012, the Company accrued interest of $1.4 million and $1.1 million, respectively, under the Second Mortgage which is included in long term accrued expenses on the condensed consolidated balance sheets.
Investment in Joint Venture
In June 2012, CDO Restaurant Associates LLC (“CDO”), a Delaware limited liability company, was formed between the Company and Fox Restaurant Concepts, LLC (“Fox”) to operate a restaurant, Culinary Dropout, using leased space at the Hard Rock Hotel and Casino Las Vegas. The Company contributed 80% of the initial construction and pre-opening budget, or $2.1 million, and also loaned CDO $100,000 to cover pre-opening costs in excess of initial budgeted amounts. During 2012, the Company loaned CDO an additional $248,000 to cover final construction costs in excess of budgeted amounts. The balance is included in related party receivable in the accompanying condensed consolidated balance sheet. The Company determined that the investment in CDO should be accounted for as an equity method investment. The loans bears interest at the greater of 8% or the reference rate publicly announced by Bank of America N.T. & S.A (3.25% at March 31, 2013) plus 4 percent. Loans are required to be repaid before any other distributions of net cash flow. Net cash flow is then distributed in proportion to the Members’ initial capital contributions, plus an 8% preferred return, and, once paid in full, in accordance with the 50% membership interest. The Company accounts for its investment in CDO under the equity method based on applicable accounting guidance as the Company does not hold a controlling financial interest in CDO.
For the three months ended March 31, 2013, the Company recorded a loss of $21,000, related to its equity in CDO. The Company’s share of the joint venture’s loss is included in equity in loss on joint venture investment in the accompanying condensed consolidated statements of operations and comprehensive loss. At March 31, 2013 and December 31, 2012, the Company’s net investment in CDO of $1.5 million and $1.5 million, respectively. The balance is included in other assets in the accompanying condensed consolidated balance sheets at March 31, 2013. There were no distributions to the members for the three months ended March 31, 2013. At March 31, 2013 and December 31, 2012, the Company had $0.4 million and $0.4 million, respectively, outstanding as a related party receivable from CDO.
CDO leases space from the Company under a ten-year operating lease expiring in August 2022. The lease has one five-year renewal option. Rent is paid monthly at 6% of sales, as defined in the agreement. CDO also pays a management fee of 6% of gross sales to Fox. Both the lease and the management agreement expire in August of 2022.

10.     Debt
The following table presents debt outstanding as of March 31, 2013 and December 31, 2012:

($ in thousands)	Final	Face value	Book value	Face value	Book value
Project name/lender	maturity	March 31, 2013	March 31, 2013	December 31, 2012	December 31, 2012
Amended facility -Note A/Vegas HR Private Limited	March 1, 2018	$557,898	$479,125	$553,826	$472,740

Amended facility -Note B/Vegas HR Private Limited	March 1, 2018	327,290	164,892	327,290	160,124

Second Mortgage - Brookfield Financial	March 1, 2018	30,000	15,372	30,000	15,021
Total debt		915,188	659,389	911,116	647,885
Current portion of long-term debt		—	—	—	—
Total long term debt		$915,188	$659,389	$911,116	$647,885
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
The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at The London InterBank Offered Rate (LIBOR) plus 2.5% with a 1.5% LIBOR floor (total of 4.0% at March 31, 2013). In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4.0% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less than the current interest due, the PIK Interest will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.
Second Mortgage
On March 1, 2011, as part of the Assignment, the Company entered into a second mortgage loan agreement with Brookfield Financial (the “Second Mortgage”) in the amount of $30.0 million pursuant to which certain land, building and improvements, equipment, fixtures and personal properties were pledged as security and collateral. The Second Mortgage is subordinate in right of payment to the Amended Facility. The maturity date of the Second Mortgage is March 1, 2018 and provides for an effective interest rate of 15.0% payable at maturity.
The Amended Facility and Second Mortgage include customary affirmative and negative covenants for similar financings, including, among others, restrictive covenants regarding incurrence of liens, sales or assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any of the Company’s real property and removal of any material article of furniture, fixture or equipment from the Company’s real property. As of March 31, 2013, the Company was in compliance with all covenants.
The outstanding PIK interest related to the Amended Facility as of March 31, 2013 and December 31, 2012 was $22.5 million and $18.5 million, respectively. During the three months ended March 31, 2013 and 2012, the Company recorded PIK interest in the amount of $4.1 million and $1.0 million, respectively. See discussion in Note 1 regarding the acceleration of PIK interest on March 1, 2014, the forbearance of such obligation until June 2, 2014, and the Company's ability to meet such obligation.

The fair value of our total debt as of March 31, 2013 and December 31, 2012 was $581.8 million and $603.1 million, respectively, which was determined utilizing a discounted cash flow model. The Company has determined that the fair value of its long-term debt is determined using Level 3 inputs. The discount rate was determined utilizing historical market-based equity returns which are adjusted, as necessary, for entity specific factors.

11.     Commitments and Contingencies
Legal and Regulatory Proceedings
Our subsidiary HRHH IP was one of a number of defendants (“Defendants”) in an action ("Hard Rock IP Action") commenced by Hard Rock Cafe International (USA), Inc. (“HRCI”) on September 21, 2010 in the United States District Court for the Southern District of New York, captioned Hard Rock Cafe International (USA), Inc. v. Hard Rock Hotel Holdings, LLC, et al. asserting certain failures to comply with the terms and requirements of the intellectual property licensure agreements to which the Company was a party. HRCI also commenced a separate arbitration proceeding before the American Arbitration Association with respect to certain claims, originally brought in the Hard Rock IP Action, that were deemed arbitrable by the judge in that action (“HRCI Arbitration”). The HRCI Arbitration arose from the same underlying facts as the Hard Rock IP Action. On June 13, 2013, the parties reached a settlement of both the Hard Rock IP Action and the HRCI Arbitration (“HRCI Settlement”), and the court entered the order of dismissal of the Hard Rock IP Action on June 13, 2013. The terms of the HRCI Settlement did not have a material effect on our business, or the results of operations or financial condition of the Company.
S&H Projects (“S&H”) filed a lawsuit against Hard Rock Hotel, Inc. (“HRHI”) on December 3, 2010 with regard to the closure of the Wasted Space lounge in October 2010, (“S&H Matter”). On August 12, 2013, the parties reached a settlement of the S&H Matter. The terms of the S&H Matter settlement did not have a material effect on our business, or the results of operations or financial condition of the Company.
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
Dolce Group Vegas, LLC filed a complaint against the Company, and affiliates Brookfield Asset Management (US), Inc., and Brookfield Financial, LLC - Series B, in Nevada’s Eighth Judicial District Court, Clark County, Nevada on July 13, 2011 (“Dolce Matter”). The plaintiff alleges breach of contract with respect to plaintiff’s contract to develop the “Rare 120” steakhouse concept for Hard Rock Hotel. On July 12, 2013, the parties reached a settlement of the Dolce Matter. The terms of the Dolce Matter settlement did not have a material effect on our business, or the results of operations or financial condition of the Company.
On July 27, 2012, the Company received notice of a Demand for Arbitration being filed by Monster Beverage Company (“Monster”) against the Company’s subsidiaries HRHH Hotel/Casino, LLC and HRHH IP, LLC (together the “HRHH Entities”) before the Judicial Arbitration and Mediation Service, or JAMS (the “Monster Beverage Action”).  The gravamen of the Monster Beverage Action was a dispute between the HRHH Entities and Monster over rights to the “Rehab” beverage marks and brand.  On August 16, 2013 the arbitrator issued a final arbitration award in favor of Monster, which was judicially confirmed on January 27, 2014. The outcome of the Monster Beverage Action did not have a material effect on our business, or the results of operations or financial condition of the Company.
We are also subject to a variety of other claims and lawsuits that arise in the ordinary course of our business. We do not believe the outcome of these and the other matters disclosed above will have a material effect on our business, results of operations or financial condition. As of March 31, 2013, the Company accrued approximately $2.9 million for all loss contingency matters and our best estimate of reasonably possible losses in excess of the amount accrued is not material to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for “forward-looking statements” made by or on behalf of a company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”), which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” “expects” or other similar words or expressions are intended to identify forward-looking statements. We caution that these and similar statements are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to, continued adverse economic and market conditions, particularly in levels of spending in the hotel, resort and casino industry in Las Vegas, Nevada; the seasonal nature of the hotel, casino and resort industry; the use of the “Hard Rock” brand name by entities other than us; costs associated with compliance with extensive regulatory requirements; increases in interest rates and operating costs; increases in uninsured and underinsured losses; risks associated with conflicts of interest with entities which control us; the loss of key members of our senior management; the impact of any material litigation; risks related to natural disasters; changes in the competitive environment in our industry; hostilities, including future terrorist attacks, or fear of hostilities that affect travel; and other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 and subsequently filed Quarterly Reports on Form 10-Q in the section entitled “Risk Factors” and in this report in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.
Overview
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 and our condensed consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in any forward-looking statements as a result of certain factors, including but not limited to, those factors set forth in the section entitled “Forward-Looking Statements” and elsewhere in this report and in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and subsequently filed Quarterly Reports on Form 10-Q.
Within this management’s discussion and analysis of financial condition and results of operation for the three months ended March 31, 2013 and 2012, references to the “Company,” “we,” “us,” or “our” refer to BREF HR, LLC.
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
The following are key gaming industry-specific measurements we use to evaluate casino revenues. “Table game drop” and “slot machine handle” are used to identify the amount wagered by patrons for a casino table game and slot machine, respectively. “Drop” and “Handle” are abbreviations for table game drop and slot machine handle. “Table game hold percentage” and “slot machine hold percentage” represent the percentage of the total amount wagered by patrons that the casino has won. Such hold percentages are derived by dividing the amount won by the casino by the amount wagered by patrons.

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Results of Operations for the Three Months Ended March 31, 2012

			$ Change	% Change
($ in thousands)	Three months ended March 31, 2013	Three months ended March 31, 2012	2013 vs 2012
Statement of Operations Data:
Revenue
Casino	$13,194	$11,591	$1,603	13.8%
Lodging	15,071	16,160	(1,089)	(6.7)
Food and beverage	16,487	18,666	(2,179)	(11.7)
Retail	598	785	(187)	(23.8)
Other	7,635	9,539	(1,904)	(20.0)
Gross revenues	52,985	56,741	(3,756)	(6.6)
Less: Promotional allowances	(5,525)	(5,493)	(32)	(0.6)
Net revenues	47,460	51,248	(3,788)	(7.4)

Costs and Expenses
Casino	9,734	9,286	448	4.8
Lodging	4,729	5,083	(354)	(7.0)
Food and beverage	8,950	9,729	(779)	(8.0)
Retail	291	526	(235)	(44.7)
Other	4,811	5,908	(1,097)	(18.6)
Marketing	2,031	2,195	(164)	(7.5)
Fee and expense reimbursements	451	710	(259)	(36.5)
General and administrative	9,694	8,918	776	8.7
Depreciation and amortization	8,069	8,420	(351)	(4.2)
Pre-opening	8	83	(75)	(90.4)
Total costs and expenses	48,768	50,858	(2,090)	(4.1)
(Loss) income from operations	(1,308)	390	(1,698)	(435.4)
Interest income	6	17	(11)	(64.7)
Interest expense	(23,152)	(22,084)	(1,068)	(4.8)
Loss on joint venture investment	(21)	—	(21)	(100.0)
Net loss	$(24,475)	$(21,677)	$(2,798)	(12.9)%
Casino Revenues. The Company did not directly earn any casino revenues until June 15, 2012. However, the Company has included revenues earned by LVHR during such period in its condensed consolidated financial statements in accordance with applicable guidance relating to variable interest entities.
The increase in casino revenues for the three months ended March 31, 2013 was primarily due to a $1.4 million or 21.4% increase in table games revenue and a $0.2 million or 3.8% increase in slot revenue compared to the same period in 2012.
Table Games. Table games revenues for the three months ended March 31, 2013 increased $1.4 million to $8.2 million when compared to the same period in 2012. Table games hold percentage increased slightly to 11.2% from 11.0%. The increase was driven by an approximate 19% increase in drop associated with craps and baccarat play.
Slot. Slot machine revenues for the three months ended March 31, 2013 increased $0.2 million to $4.9 million when compared to the same period in 2012. Slot machine hold percentage decreased to 5.7% from 6.1%.
Lodging Revenues. The decrease in lodging revenues for the three months ended March 31, 2013 was primarily due to a decrease in the average daily rate of $14 to $124 or 10.4%, partially offset by an increase in total occupied rooms of 4,969 to 120,504. The decrease in the average daily rate and the increase in occupied rooms was the result an increase in online travel sales in order to increase occupancy needed to fill a decline in group room business.

Food and Beverage Revenues. The decrease in food and beverage revenues for the three months ended March 31, 2013 was primarily driven by volume in our food and beverage spaces. The property converted a wholly-owned restaurant into a joint venture in late 2012, giving guests another dining option and decreasing covers in wholly-owned spaces. In addition, banquet revenue declined due to a decrease in corporate business.
Other Revenues. The decrease in other revenues for the three months ended March 31, 2013 was primarily due to the timing of concert events year over year, with less attendance in 2013 versus 2012. In addition, guaranteed licensing income expired, causing a decline in revenues, and sponsorship income was also reduced.
Food and Beverage Expenses. The decline in food and beverage expenses for the three months ended March 31, 2013 was primarily the result of lower labor costs and lower cost of sales due to the decline in food and beverage revenues. Food and beverage expenses in relation to food and beverage revenues increased to 54.2% from 52.1% in the prior period.
Other Expenses. This decrease in other expenses for the three months ended March 31, 2013 was primarily due to a decrease in artist fees and related production costs from less Joint concerts in 2013.
General and Administrative. The increase in general and administrative expenses for the three months ended March 31, 2013 was primarily the result of higher legal and other non recurring expenses.
Interest Expense. The increase in interest expense for the three months ended March 31, 2013 was the result of an increase in the amount of debt as a result of interest being paid in kind during 2012 and the first three months of 2013.

CRITICAL ACCOUNTING POLICIES
A description of the Company’s critical accounting policies can be found in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity Requirements
Short-Term Liquidity Requirements. We expect our liquidity requirements to consist primarily of funds necessary to pay operating expenses associated with our subsidiaries’ hotel and casino operations, interest, payment of principal, fees and expenses under certain of our subsidiaries’ loan agreements (including required deposits into reserve accounts) and capital expenditures associated with the Hard Rock Hotel & Casino Las Vegas. Anticipated sources of our liquidity needs include our subsidiaries’ existing working capital, cash provided by our subsidiaries’ operations and our subsidiaries’ non-restricted cash reserves. We expect to be able to meet our short-term liquidity needs through existing working capital and cash provided by our operations. For the three months ended March 31, 2013, the Company incurred cash interest payments of $3.5 million.
The outstanding PIK interest as of March 31, 2013 and December 31, 2012 was $22.5 million and $18.5 million, respectively. The Amended Facility allows the Company to accrue 'payable in kind' interest ("PIK interest"), representing the difference between interest accruing under the Amended Facility and the amounts paid. The Amended Facility required that the Company repay in full all PIK interest outstanding on March 1, 2014 in the event the Company had not made sufficient payments to the lender to provide a specified debt yield for the twelve month period ending March 1, 2014. However, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest until June 2, 2014. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on June 2, 2014. The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, selling off a portion of existing collateral or attempting to obtain borrowings from other sources. If we are unable to restructure its indebtedness, obtain alternative financing on acceptable terms, obtain approval from the lender to use available cash reserves to satisfy a portion of this potential obligation, or a combination thereof, we risk losing some or all of our property to foreclosure. If prevailing interest rates or other factors at the time of any restructuring of our indebtedness or at the time we obtain borrowings from other sources results in higher interest rates, our interest expense would increase, which would harm our business and results of operations.

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
The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at LIBOR plus 2.5% with a 1.5% LIBOR floor (total of 4.0% at March 31, 2013). In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4.0% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less than the current interest due, the interest shortfall will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest, as PIK interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.
The maturity date of the Second Mortgage is March 1, 2018 and provides for an effective interest rate of 15% payable at maturity.
Cash Flows for the Three Months Ended March 31, 2013
Operating Activities. Our operating cash flows primarily consist of our operating income (excluding non-cash charges), interest paid and changes in working capital accounts such as receivables, inventories, prepaid expenses and payables. Net cash provided by operating activities amounted to $3.7 million for the three months ended March 31, 2013, compared to $0.6 million net cash used in operating activities for the three months ended March 31, 2012. The increase in net cash provided by operating activities primarily relates to the increase in current liabilities during the first three months of 2013, with $1.2 million in interest paid in early April 2013.
Investing Activities. Net cash used in investing activities amounted to $0.9 million for the three months ended March 31, 2013, compared to $0.2 million net cash used in investing activities for the three months ended March 31, 2012. The increase in cash used in investing activities primarily relates to a decrease in net restricted cash activity and property and equipment purchases due to the completion of many construction projects in early 2013.
Financing Activities. Net cash used in financing activities amounted to $0.2 million for the three months ended March 31, 2013, compared to $0.6 million net cash used in financing activities for three months ended March 31, 2012. The decrease in cash used in financing activities primarily relates to the decline in capital lease obligations during the first three months of 2013.
Capital Expenditures, Interest Expense and Reserve Funds
The Company is obligated to maintain reserve funds for capital expenditures at the Hard Rock Hotel & Casino Las Vegas as determined pursuant to the Amended Facility. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. The Amended Facility requires the subsidiaries to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock Hotel & Casino Las Vegas’ gross revenues and requires that the funds be set aside in restricted cash. As of March 31, 2013, the Company had restricted cash in a working capital reserve account of $15.6 million, and an additional $1.9 million was available in restricted cash reserves for future capital expenditures in the replacements and refurbishments reserve fund.
Pursuant to gaming requirements certain of our subsidiaries maintain up to $8.0 million in reserve for their gaming operations, which in accordance with the Amended Facility is not deposited into the cash management account described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under the Amended Facility has a variable interest rate. We use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2013, our total outstanding variable rate debt was $885.2 million.
Effective March 27, 2013, the Company has entered into two cash flow hedges for a total notional amount $883.4 million at a LIBOR cap rate of 2.5%. At March 31, 2013, the LIBOR rate was 0.2037% on the total outstanding debt, thereby making our caps out of the money. Due to a LIBOR floor of 1.5% currently in place under the Amended Facility, the LIBOR rate would have to exceed the LIBOR floor for our interest expense to be affected and any decrease in interest rates would not decrease interest expense. Subject to the caps and the LIBOR floor, as of March 31, 2013, a hypothetical 1% increase in market rates above the LIBOR floor of 1.5% to 2.5% would increase interest expense for the next twelve months by $8.9 million and a hypothetical 2% increase in market rates above the LIBOR floor of 1.5% to 3.5% would increase interest expense for the next twelve months by $8.9 million. Due to the LIBOR floor, a decrease in market interest rates would not decrease our annual interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of our principal executive and financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.
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
The Company’s management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we concluded that the Company’s internal control over financial reporting was effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting during the Quarter Ended March 31, 2013
As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012, management identified material deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal controls over financial reporting at December 31, 2012:

•
We identified errors in the presentation of the statement of cash flows resulting in a restatement of the consolidated statement of cash flows For the year ended December 31, 2011. This represented a deficiency in the operating effectiveness of our internal controls over the preparation and review of the consolidated statement of cash flows.

•
Deficiencies in the operating effectiveness of the Company’s internal controls related to significant and unusual contracts and transactions such as the accounting and disclosure for business acquisitions.

As of March 31, 2013, the Company enhanced its process and controls surrounding the internal control over financial reporting to remediate the material weaknesses. Specifically, the Company expanded and improved the controls surrounding the review of the consolidated financial statements, including the consolidated statement of cash flows, and surrounding significant and unusual contracts and transactions. The remediation process included hiring a new Chief Financial Officer in the third quarter of 2012 and additional financial accounting resources in 2013.
As of March 31, 2013, management believes it has put in place controls that are sufficient to address the material weaknesses mentioned above, and believes that such material weaknesses have been remediated.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
For discussions of legal proceedings, refer to Note 11, Commitments and Contingencies, to our condensed consolidated financial statements, included elsewhere in this Quarter Report on Form 10-Q.

Item 1A. Risk Factors
You should carefully consider the risks discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

BREF HR, LLC, by its manager, BREF HR Management, LLC
Date: May 9, 2014	By:	/s/ Andrea Balkan
Andrea Balkan
Authorized Representative

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William Warner	Principal Executive Officer	May 9, 2014
William Warner

/s/ Marlo Vandemore	Principal Financial Officer	May 9, 2014
Marlo Vandemore