Form 10-Q
period 2013-06-30
BREF HR, LLC
filed 2014-05-09
CIK 1531537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2013
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BREF HR, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

($ in thousands)	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$17,227	$13,658
Accounts receivable, net	11,073	8,309
Inventories	3,138	2,519
Prepaid expenses and other current assets	4,093	3,861
Investment in joint venture	—	1,474
Related party receivable	289	885
Restricted cash	4,021	3,995
Total current assets	39,841	34,701
Property and equipment, net	488,383	499,164
Intangible assets, net	72,707	76,195
Restricted cash	17,795	17,781
Investment in joint venture	1,509	—
Total assets	$620,235	$627,841

Liabilities and Members' Equity (Deficit)
Current liabilities
Accounts payable	$8,176	$6,053
Construction related payables	307	302
Related party payables	—	406
Interest payable	50,599	—
Accrued expenses	25,108	23,676
Current portion of long term debt	654,398	—
Total current liabilities	738,588	30,437
Long term accrued expenses	343	568
Long term interest payable	8,069	43,963
Long term debt	—	632,864
Long term debt - due to affiliate	15,751	15,021
Total long term liabilities	24,163	692,416
Total liabilities	762,751	722,853

Members' equity (deficit)
Paid-in capital	86,673	86,673
Accumulated deficit	(229,189)	(181,685)
Total members' equity (deficit)	(142,516)	(95,012)
Total liabilities and members equity (deficit)	$620,235	$627,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREF HR, LLC
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

($ in thousands)	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six Months Ended June 30, 2012
Revenue
Casino	$9,989	$10,530	$23,183	$22,121
Lodging	17,254	17,035	32,325	33,196
Food and beverage	24,808	24,605	41,295	43,270
Retail	780	637	1,378	1,422
Other	9,538	6,688	17,173	16,227
Gross revenues	62,369	59,495	115,354	116,236
Less: Promotional allowances	(5,159)	(5,193)	(10,684)	(10,686)
Net revenues	57,210	54,302	104,670	105,550
Costs and Expenses
Casino	8,678	8,975	18,412	18,288
Lodging	5,044	5,486	9,773	10,569
Food and beverage	13,669	13,603	22,619	23,303
Retail	458	424	749	951
Other	6,425	3,785	11,236	9,695
Marketing	2,414	2,574	4,445	4,771
Fee and expense reimbursements - related party	463	450	914	1,234
General and administrative	11,054	9,117	20,748	17,960
Depreciation and amortization	7,972	7,597	16,041	16,017
Pre-opening	2	88	10	170
Impairment of intangible assets	—	3,000	—	3,000
Total costs and expenses	56,179	55,099	104,947	105,958
Income (loss) from operations	1,031	(797)	(277)	(408)
Interest income	10	9	16	27
Interest expense	(24,127)	(21,893)	(47,279)	(43,977)
Income on joint venture investment	57	—	36	—
Loss before income tax expense	(23,029)	(22,681)	(47,504)	(44,358)
Income tax expense	—	—	—	—
Net loss	$(23,029)	$(22,681)	$(47,504)	$(44,358)
Other Comprehensive loss
Interest rate cap fair market value adjustment, net of tax	—	—	—	203
Comprehensive loss	$(23,029)	$(22,681)	$(47,504)	$(44,155)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREF HR, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012
($ in thousands)
Cash flows from operating activities
Net loss	$(47,504)	$(44,358)
Adjustment to reconcile net loss to net cash
provided by operating activities:
Depreciation	12,553	12,432
Provision for (recovery of) doubtful accounts	196	(435)
Impairment of intangible assets	—	3,000
Amortization of intangible assets	3,488	3,585
Amortization of debt discount	15,638	13,742
Accrued non-cash interest applied to principal	6,626	1,906
Change in value of interest rate caps net of
premium amortization	64	340
Income on joint venture investment	(36)	—
Loss on sale of assets	—	8
(Increase) decrease in assets:
Accounts receivable	(2,960)	768
Inventories	(619)	3
Prepaid expenses	(232)	(1,156)
Related party receivable	694	226
Increase (decrease) in liabilities:
Accounts payable	2,123	4,134
Related party payable	(406)	—
Other accrued liabilities	1,574	(2,000)
Accrued interest payable	14,706	12,060
Net cash provided by operating activities	5,905	4,255
Cash flows from investing activities
Purchases of property and equipment	(1,772)	(6,865)
Payments on construction related payables	5	(16)
Restricted cash contributions	(4,531)	(5,097)
Restricted cash withdrawals	4,491	9,453
Loan to joint venture	(248)	—
Repayments on joint venture debt	150	—
Investment in joint venture	—	(2,104)
Proceeds from sale of operating assets	—	(5)
Net cash used in investing activities	(1,905)	(4,634)
Cash flows from financing activities
Repayments on borrowings	—	(1,000)
Purchase of interest rate caps	(64)	(142)
Capital lease payments	(367)	(854)
Net cash used in financing activities	(431)	(1,996)
Net increase (decrease) in cash and cash equivalents	3,569	(2,375)
Cash and cash equivalents, beginning of period	13,658	16,818
Cash and cash equivalents, end of period	$17,227	$14,443

Continued on next page

	Six months ended June 30, 2013	Six months ended June 30, 2012
($ in thousands)
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net
of amounts capitalized	$10,201	16,820

Supplemental Disclosure Non-cash Investing
and Financing Activities
Construction related payables	$307	$219

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
The Company's Going Concern
The Company incurred a loss of $47.5 million for the six months ended June 30, 2013, and has a net members' deficit of $142.5 million as of June 30, 2013. The Amended Facility allows the Company to accrue 'payable in kind' interest ("PIK interest"), representing the difference between interest accruing under the Amended Facility and the amounts paid. The outstanding PIK interest as of June 30, 2013 and December 31, 2012 was $25.1 million and $18.5 million, respectively. The PIK interest outstanding as of March 1, 2014, in the amount of $44.3 million, became due and payable on March 1, 2014, as the operating performance of the Company did not meet a specified debt yield threshold for the twelve month period ending March 1, 2014. However, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest until June 2, 2014. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on June 2, 2014. The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, selling off a portion of existing collateral or attempting to obtain borrowings from other sources. The Company's ability to continue as a going concern is dependent upon its ability to restructure its indebtedness, obtain alternative financing on acceptable terms, obtain approval from the lender to use available cash reserves to satisfy a portion of this potential obligation, or a combination thereof. However, there is no certainty on the outcome. We have placed mortgages on our hotel casino property to secure our indebtedness. In the event the PIK interest is not paid on June 2, 2014, among other lesser remedies, the lender may declare all unpaid principal and accrued interest under the Amended Facility due and payable immediately. If the PIK payment is not made on June 2, 2014 we risk losing some or all of our property to foreclosure. If this occurs, our business and results of operations would be materially adversely affected. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.
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
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries as of and for the six months ended June 30, 2013 and June 30, 2012 and December 31, 2012.
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
Recently Issued Accounting Pronouncements
No new accounting pronouncements issued or effective during 2013 have had or are expected to have a material impact on the Company's financial position or result of operations.

3.    Accounts Receivable, Net
Components of accounts receivable, net consist of the following:

($ in thousands)	June 30, 2013	December 31, 2012
Casino	$3,643	$3,677
Hotel	5,318	2,883
Other	3,291	2,708
	12,252	9,268
Less: allowance for doubtful accounts	(1,179)	(959)
Total accounts receivable, net	$11,073	$8,309

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

($ in thousands)	June 30, 2013	December 31, 2012
Current
Tax reserves	$2,197	$2,072
Insurance reserves	817	1,327
Other reserves	363	363
Workers' compensation reserves	644	233
Total current restricted cash	4,021	3,995

Long-term
Working capital reserves	15,303	16,148
Available restricted cash reserves for future capital expenditures	2,492	1,633
Total long-term restricted cash	17,795	17,781
Total restricted cash	$21,816	$21,776

5.    Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of the following:

($ in thousands)	June 30, 2013	December 31, 2012
Restaurants and bars	$2,164	$1,739
Retail merchandise	885	699
Other inventory and operating supplies	89	81
Total inventories	$3,138	$2,519

6.     Property and Equipment, Net
Property and equipment, net consists of the following:

($ in thousands)	June 30, 2013	December 31, 2012
Land	$115,600	$115,600
Buildings and land and building improvements	342,064	341,940
Furniture, fixtures and equipment	78,430	77,005
Memorabilia	6,194	6,012
	542,288	540,557
Less: accumulated depreciation	(54,155)	(41,603)
Construction in progress	250	210
Total property and equipment, net	$488,383	$499,164
Depreciation relating to property and equipment for the Company was $6.3 million and $6.1 million for the three months ended June 30, 2013 and 2012, respectively. Depreciation relating to property and equipment for the Company was $12.6 million and $12.4 million for the six months ended June 30, 2013 and 2012, respectively.

7.     Intangible Assets, Net
Intangible assets, net consist of the following:

	December 31, 2012				June 30, 2013
($ in thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Accumulated Amortization	Net Carrying Amount	Remaining life (years)

Non-amortizing intangible assets
Hard Rock Licensing	$55,000	$(15,000)	$—	$40,000	$55,000	$(15,000)	$—	$40,000	Indefinite
Future Trademark Licensing	7,000	—	—	7,000	7,000	—	—	7,000	Indefinite
	62,000	(15,000)	—	47,000	62,000	(15,000)	—	47,000
Amortizing intangible assets
In-place contracts	29,000	(6,175)	(5,316)	17,509	29,000	(6,175)	(7,492)	15,333	8
Monster TM Licensing	2,537	—	(1,213)	1,324	2,537	—	(1,544)	993	2
Customer Relationships	3,000	—	(3,000)	—	3,000	—	(3,000)	—	0
Sponsorship Agreements	1,300	—	(1,191)	109	1,300	—	(1,300)	—	0
Market leases	1,736	—	(594)	1,142	1,736	—	(756)	980	1 - 8
Player relationships	10,000	—	(2,685)	7,315	10,000	—	(3,286)	6,714	8
Other	2,200	—	(404)	1,796	2,200	—	(513)	1,687	8
	49,773	(6,175)	(14,403)	29,195	49,773	(6,175)	(17,891)	25,707
Total
intangibles, net	$111,773	$(21,175)	$(14,403)	$76,195	$111,773	$(21,175)	$(17,891)	$72,707
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

For the three months ended June 30, 2013 and 2012, the Company recorded amortization expense of $1.7 million and $1.5 million, respectively. For the six months ended June 30, 2013 and 2012, the Company recorded amortization expense of $3.5 million and $3.6 million, respectively.
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

8.     Accrued Expenses
Accrued expenses consist of the following:

($ in thousands)	June 30, 2013	December 31, 2012
Current
Deferred income	$2,596	$4,082
Capital lease obligations	454	599
Advance room, convention and customer deposits	4,769	4,575
Accrued salaries, payroll taxes and other employee benefits	3,388	3,001
Accrued miscellaneous taxes	1,677	1,187
Reserve for legal liability claims	5,799	3,727
Other accrued liabilities	6,425	6,505
Total current accrued expenses	25,108	23,676
Long term
Capital lease obligations	343	568
Total long term accrued expenses	343	568
Total accrued expenses	$25,451	$24,244

9.     Agreements with Related Parties

WG-Harmon
During the three months ended June 30, 2013 and 2012, the Company incurred $0.5 million and $0.4 million, respectively in management fees payable to WG-Harmon under the Management Agreement (Gaming Operations), Resort Management Agreement and Liquor Management and Employee Services Agreement, collectively ("WG-Harmon Agreements"), as defined below which is included in general and administrative on the condensed consolidated statement of operations. During the six months ended June 30, 2013 and 2012, the Company incurred $0.9 million and $0.9 million, respectively, in management fees payable under the WG-Harmon Agreements. As of June 30, 2013 and December 31, 2012, the Company had $0.0 million and $0.4 million, respectively, payable to WG-Harmon which is included in related party payables on the condensed consolidated balance sheets.
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
Second Mortgage Loan Agreement
On March 1, 2011, as part of the Assignment, the Company entered into a second mortgage loan agreement with Brookfield Financial (the “Second Mortgage”), a related party. See Note 10, Debt, for further discussion. During the three months ended June 30, 2013 and 2012, the Company accrued interest of $1.5 million and $1.2 million, respectively, under the Second Mortgage. During the six months ended June 30, 2013 and 2012, the Company accrued interest of $2.9 million and $2.2 million, respectively, under the Second Mortgage which is included in long term accrued expenses on the condensed consolidated balance sheets.
Investment in Joint Venture
In June 2012, CDO Restaurant Associates LLC (“CDO”), a Delaware limited liability company, was formed between the Company and Fox Restaurant Concepts, LLC (“Fox”) to operate a restaurant, Culinary Dropout, using leased space at the Hard Rock Hotel and Casino Las Vegas. The Company contributed 80% of the initial construction and pre-opening budget, or $2.1 million, and also loaned CDO $100,000 to cover pre-opening costs in excess of initial budgeted amounts. During 2012, the Company loaned CDO an additional $248,000 to cover final construction costs in excess of budgeted amounts. The Company determined that the investment in CDO should be accounted for as an equity method investment. The loan bears interest at the greater of 8% or the reference rate publicly announced by Bank of America N.T. & S.A (3.25% at June 30, 2013) plus 4 percent. Loans are required to be repaid before any other distributions of net cash flow. Net cash flow is then distributed in proportion to the Members’ initial capital contributions, plus an 8% preferred return, and, once paid in full, in accordance with the 50% membership interest. The Company accounts for its investment in CDO under the equity method based on applicable accounting guidance as the Company does not hold a controlling financial interest in CDO.
For the three months ended June 30, 2013, the Company recorded income of $57,000, related to its equity in CDO. For the six months ended June 30, 2013, the Company recorded income of $36,000, related to its equity in CDO. The Company’s share of the joint venture’s income is included in equity in income on joint venture investment in the accompanying condensed consolidated statements of operations and comprehensive loss. At June 30, 2013 and December 31, 2012, the Company’s net investment in CDO is an asset of $1.5 million and $1.5 million, respectively. The balance is included in other assets in the accompanying condensed consolidated balance sheets at June 30, 2013. There were no distributions to the members for the six months ended June 30, 2013. At June 30, 2013 and December 31, 2012, the Company had $0.2 million and $0.4 million, respectively, outstanding as a related party receivable from CDO.
CDO leases space from the Company under a ten-year operating lease expiring in August 2022. The lease has one five-year renewal option. Rent is paid monthly at 6% of sales, as defined in the agreement. CDO also pays a management fee of 6% of gross sales to Fox. Both the lease and the management agreement expire in August of 2022.

10.     Debt
The following table presents debt outstanding as of June 30, 2013 and December 31, 2012:

($ in thousands)	Final	Face value	Book value	Face value	Book value
Project name/lender	maturity	June 30, 2013	June 30, 2013	December 31, 2012	December 31, 2012
Amended facility -Note A/Vegas HR Private Limited	March 1, 2018	$560,451	$484,235	$553,826	$472,740

Amended facility -Note B/Vegas HR Private Limited	March 1, 2018	327,290	170,163	327,290	160,124

Second Mortgage - Brookfield Financial	March 1, 2018	30,000	15,751	30,000	15,021
Total debt		917,741	670,149	911,116	647,885
Current portion of long-term debt		(887,741)	(654,398)	—	—
Total long term debt		$30,000	$15,751	$911,116	$647,885
The difference between the face and book value of the debt represents debt discounts that are amortized to interest expense using the effective interest method over the term of the debt.
As discussed in Note 1, Company Structure, the PIK interest will become due and payable on June 2, 2014. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on June 2, 2014, and therefore, the Company could be in default upon notification by the lender. Accordingly, the Amended Facility, supplemental interest, and PIK interest is classified as current as of June 30, 2013.
Amended Facility – Note A and Note B
On March 1, 2011, as part of the Assignment, the Company assumed the obligations under the Facility and entered into an amendment thereof (as amended, the “Amended Facility”) pursuant to which the land, building and improvements, equipment, fixtures and all personal properties were pledged as security and collateral.
The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at The London InterBank Offered Rate (LIBOR) plus 2.5% with a 1.5% LIBOR floor (total of 4.0% at June 30, 2013). In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4.0% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less than the current interest due, the PIK Interest will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.
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
The Amended Facility and Second Mortgage include customary affirmative and negative covenants for similar financings, including, among others, restrictive covenants regarding incurrence of liens, sales or assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any of the Company’s real property and removal of any material article of furniture, fixture or equipment from the Company’s real property. As of June 30, 2013, the Company was in compliance with all covenants.

The outstanding PIK interest related to the Amended Facility as of June 30, 2013 and December 31, 2012 was $25.1 million and $18.5 million, respectively. During the three months ended June 30, 2013 and 2012, the Company recorded PIK interest in the amount of $2.6 million and $0.0 million, respectively. During the six months ended June 30, 2013 and 2012, the Company recorded PIK interest in the amount of $6.6 million and $0.9 million, respectively. See discussion in Note 1 regarding the acceleration of PIK interest on March 1, 2014, the forbearance of such obligation until June 2, 2014, and the Company's ability to meet such obligation.
The fair value of our total debt as of June 30, 2013 and December 31, 2012 was $598.8 million and $603.1 million, respectively, which was determined utilizing a discounted cash flow model. The Company has determined that the fair value of its long-term debt is determined using Level 3 inputs. The discount rate was determined utilizing historical market-based equity returns which are adjusted, as necessary, for entity specific factors.

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
We are also subject to a variety of other claims and lawsuits that arise in the ordinary course of our business. We do not believe the outcome of these and the other matters disclosed above will have a material effect on our business, results of operations or financial condition. As of June 30, 2013, the Company accrued approximately $5.0 million for all loss contingency matters and our best estimate of reasonably possible losses in excess of the amount accrued is not material to the financial statements.

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
Within this management’s discussion and analysis of financial condition and results of operation for the six months ended June 30, 2013 and 2012, references to the “Company,” “we,” “us,” or “our” refer to BREF HR, LLC.
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

Results of Operations of the Company for the Three Months Ended June 30, 2013 Compared to the Results of Operations of the Company for the Three Months Ended June 30, 2012

			$ Change	% Change
($ in thousands)	Three months ended June 30, 2013	Three months ended June 30, 2012	2013 vs 2012
Statement of Operations Data:
Revenue
Casino	$9,989	$10,530	$(541)	(5.1)%
Lodging	17,254	17,035	219	1.3
Food and beverage	24,808	24,605	203	0.8
Retail	780	637	143	22.4
Other	9,538	6,688	2,850	42.6
Gross revenues	62,369	59,495	2,874	4.8
Less: Promotional allowances	(5,159)	(5,193)	34	0.7
Net revenues	57,210	54,302	2,908	5.4

Costs and Expenses
Casino	8,678	8,975	(297)	(3.3)
Lodging	5,044	5,486	(442)	(8.1)
Food and beverage	13,669	13,603	66	0.5
Retail	458	424	34	8.0
Other	6,425	3,785	2,640	69.7
Marketing	2,414	2,574	(160)	(6.2)
Fee and expense reimbursements	463	450	13	2.9
General and administrative	11,054	9,117	1,937	21.2
Depreciation and amortization	7,972	7,597	375	4.9
Pre-opening	2	88	(86)	(97.7)
Impairment of licenses and trademarks	—	3,000	(3,000)	(100.0)
Total costs and expenses	56,179	55,099	1,080	2.0
Income (loss) from operations	1,031	(797)	1,828	229.4
Interest income	10	9	1	11.1
Interest expense	(24,127)	(21,893)	(2,234)	(10.2)
Income on joint venture investment	57	—	57	100.0
Net loss	$(23,029)	$(22,681)	$(348)	(1.5)%
Casino Revenues. The Company did not directly earn any casino revenues until June 15, 2012. However, the Company has included revenues earned by LVHR during such period in its condensed consolidated financial statements in accordance with applicable guidance relating to variable interest entities.
The decrease in casino revenues for the three months ended June 30, 2013 was primarily due to a $1.1 million or 18.2% decrease in table games revenue offset by a $0.6 million or 15.3% increase in slot machines revenues.
Table Games. Table games revenues for the three months ended June 30, 2013 decreased $1.1 million to $5.2 million when compared to the same period in 2012. We experienced unusually low table games hold in the second quarter of 2013, and as such, table games revenues for the three months ended June 30, 2013 decreased $1.1 million to $5.2 million when compared to the same period in 2012.  The hold percentage declined 4.0% to 9.1% from 13.1% despite a 17% increase in table games drop, driven by craps and baccarat play.
Slot. Slot machine revenues for the three months ended June 30, 2013 increased $0.6 million to $4.7 million when compared to the same period in 2012. Slot machine handle increased 11.9% due to slot floor optimization. Slot machine hold percentage increased to 5.7% from 5.5%.

Other Revenues. The increase in other revenues was primarily the result of an increase in concert revenues due to a robust concert agenda and a successful residency model during the three months ended June 30, 2013. Such revenues were offset, in part, by a decrease in licensing revenue associated with our licensees and also a decline in sponsorship revenues.
Other Expenses. Other expenses increased during the three months ended June 30, 2013 due to an increase in the number of residencies held at the Joint.
General and Administrative. The increase in general and administrative expenses for the three months ended June 30, 2013 was primarily the result of higher legal and other non recurring expenses associated with the timing of certain legal matters. Such increase was partially offset by personnel savings.

Impairment of intangible assets.  The Company did not incur any impairment of intangible assets for the three months ended June 30, 2013.  During the three months ended June 30, 2012, we recognized a non-cash impairment of charge relating to the Hard Rock trademark of $3.0 million.
Interest Expense. The increase in interest expense for the three months ended June 30, 2013 was the result of an increase in the amount of debt as a result of interest being paid in kind during 2012 and 2013.

Results of Operations for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

			$ Change	% Change
($ in thousands)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	2013 vs 2012
Statement of Operations Data:
Revenue
Casino	$23,183	$22,121	$1,062	4.8%
Lodging	32,325	33,196	(871)	(2.6)
Food and beverage	41,295	43,270	(1,975)	(4.6)
Retail	1,378	1,422	(44)	(3.1)
Other	17,173	16,227	946	5.8
Gross revenues	115,354	116,236	(882)	(0.8)
Less: Promotional allowances	(10,684)	(10,686)	2	—
Net revenues	104,670	105,550	(880)	(0.8)

Costs and Expenses
Casino	18,412	18,288	124	0.7
Lodging	9,773	10,569	(796)	(7.5)
Food and beverage	22,619	23,303	(684)	(2.9)
Retail	749	951	(202)	(21.2)
Other	11,236	9,695	1,541	15.9
Marketing	4,445	4,771	(326)	(6.8)
Fee and expense reimbursements	914	1,234	(320)	(25.9)
General and administrative	20,748	17,960	2,788	15.5
Depreciation and amortization	16,041	16,017	24	0.1
Pre-opening	10	170	(160)	(94.1)
Impairment of intangible assets	—	3,000	(3,000)	(100.0)
Total costs and expenses	104,947	105,958	(1,011)	(1.0)
Loss from operations	(277)	(408)	131	32.1
Interest income	16	27	(11)	(40.7)
Interest expense	(47,279)	(43,977)	(3,302)	(7.5)
Income on joint venture investment	36	—	36	100.0
Net loss	$(47,504)	$(44,358)	$(3,146)	(7.1)%

Casino Revenues. The Company did not directly earn any casino revenues until June 15, 2012. However, the Company has included revenues earned by LVHR during such period in its condensed consolidated financial statements in accordance with applicable guidance relating to variable interest entities.
The increase in casino revenues for the six months ended June 30, 2013 was primarily due to a $0.8 million or 9.2% increase in slot revenue and a $0.3 million or 2.2% increase in table games revenue.
Table Games. Table games revenues for the six months ended June 30, 2013 increased $0.3 million to $13.3 million when compared to the same period in 2012. While table games drop increased 18.0%, driven by baccarat, table games hold percentage decreased 1.6% to 10.3% from 11.9%. The table games hold percentage was within our expected range of 12% to 16%.
Slot. Slot machine revenues for the six months ended June 30, 2013 increased $0.8 million to $9.6 million when compared to the same period in 2012. While slot machine handle increased 11.6%, slot machine hold percentage decreased slightly to 5.7% from 5.8%. We continue to focus on slot floor optimization, which is driving slot revenues.
Lodging Revenues. The decrease in lodging revenues for the six months ended June 30, 2013 was due to the decrease in the average daily rate from $139 to $129, which was partially offset by an increase in total occupied rooms from 235,344 to 248,376. The decrease in the average daily rate and the increase in hotel occupancy was the result of an increase in online travel sales in order to fill rooms due to a decline in group room business.
Food and Beverage Revenues. The decrease in food and beverage revenues during the six months ended June 30, 2013 was attributed to the conversion of a wholly-owned restaurant into a joint venture, coupled with decreases in nightlife and banquet revenues. Nightlife revenues suffered due to increased competition in the Las Vegas market. Banquets decreased due to the decline in group and corporate business.
Other Revenues. The increase in other revenues was primarily the result of an increase in concert revenues due to a successful residency model during the six months ended June 30, 2013, offset, in part, by a decrease in license and sponsorship revenues.
Lodging Expenses. Lodging expenses decreased during the six months ended June 30, 2013 due to a change in our lodging marketing strategy with respect to incentives in our wholesale and online travel segments.
Food and Beverage Expenses. The decrease in food and beverage expenses during the six months ended June 30, 2013 is due to decreased volume in our restaurants, bars, and nightlife spaces.
Other Expenses. Other expenses increased during the six months ended June 30, 2013 due to an increase in artist fees and related production costs associated with concert programming.
General and Administrative. The increase in general and administrative expenses for the six months ended June 30, 2013 was primarily the result of higher legal and other non recurring expenses associated with the timing of certain legal matters. Such increase was partially offset by personnel savings.

Impairment of intangible assets.  The Company did not incur any impairment of intangible assets for the six months ended June 30, 2013.  During the six months ended June 30, 2012, we recognized a non-cash impairment of charge relating to the Hard Rock trademark of $3.0 million.
Interest Expense. The increase in interest expense for the six months ended June 30, 2013 was the result of an increase in the amount of debt as a result of interest being paid in kind during 2012 and 2013.

CRITICAL ACCOUNTING POLICIES
A description of the Company’s critical accounting policies can be found in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity Requirements
Short-Term Liquidity Requirements. We expect our liquidity requirements to consist primarily of funds necessary to pay operating expenses associated with our subsidiaries’ hotel and casino operations, interest, payment of principal, fees and expenses under certain of our subsidiaries’ loan agreements (including required deposits into reserve accounts) and capital expenditures associated with the Hard Rock Hotel & Casino Las Vegas. Anticipated sources of our liquidity needs include our subsidiaries’ existing working capital, cash provided by our subsidiaries’ operations and our subsidiaries’ non-restricted cash reserves. We expect to be able to meet our short-term liquidity needs through existing working capital and cash provided by our operations. For the six months ended June 30, 2013, the Company incurred cash interest payments of $10.2 million.
The outstanding PIK interest as of June 30, 2013 and December 31, 2012 was $25.1 million and $18.5 million, respectively. The Amended Facility allows the Company to accrue 'payable in kind' interest ("PIK interest"), representing the difference between interest accruing under the Amended Facility and the amounts paid. The Amended Facility required that the Company repay in full all PIK interest outstanding on March 1, 2014 in the event the Company had not made sufficient payments to the lender to provide a specified debt yield for the twelve month period ending March 1, 2014. However, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest until June 2, 2014. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on June 2, 2014, and therefore, the Company could be in default upon notification by the lender. Accordingly, the Amended Facility, supplemental interest, and PIK interest is classified as current as of June 30, 2013. The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, selling off a portion of existing collateral or attempting to obtain borrowings from other sources. If we are unable to restructure its indebtedness, obtain alternative financing on acceptable terms, obtain approval from the lender to use available cash reserves to satisfy a portion of this potential obligation, or a combination thereof, we risk losing some or all of our property to foreclosure. If prevailing interest rates or other factors at the time of any restructuring of our indebtedness or at the time we obtain borrowings from other sources results in higher interest rates, our interest expense would increase, which would harm our business and results of operations.
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
The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at LIBOR plus 2.5% with a 1.5% LIBOR floor (total of 4.0% at June 30, 2013). In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4.0% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less than the current interest due, the interest shortfall will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest, as PIK interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.
The maturity date of the Second Mortgage is March 1, 2018 and provides for an effective interest rate of 15% payable at maturity.
Cash Flows for the Six Months Ended June 30, 2013
Operating Activities. Our operating cash flows primarily consist of our operating income (excluding non-cash charges), interest paid and changes in working capital accounts such as receivables, inventories, prepaid expenses and payables. Net cash provided by operating activities amounted to $5.9 million for the six months ended June 30, 2013, compared to $4.3 million net cash provided by operating activities for the six months ended June 30, 2012. The increase in net cash provided by operating activities primarily relates to an increase in accrued interest payable for the six months ended June 30, 2013.
Investing Activities. Net cash used in investing activities amounted to $1.9 million for the six months ended June 30, 2013, compared to $4.6 million net cash used in investing activities for the six months ended June 30, 2012. The decrease in cash used in investing activities primarily relates to the joint venture restaurant investment made during the six months ended June 30, 2012 coupled with a slow down in renovations on property.
Financing Activities. Net cash used in financing activities amounted to $0.4 million for the six months ended June 30, 2013, compared to $2.0 million net cash used in financing activities for six months ended June 30, 2012. The decrease in cash used in financing activities primarily relates to the prior year principal debt payment and a decline in capital lease obligations during the six months ended June 30, 2013.
Capital Expenditures, Interest Expense and Reserve Funds
The Company is obligated to maintain reserve funds for capital expenditures at the Hard Rock Hotel & Casino Las Vegas as determined pursuant to the Amended Facility. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. The Amended Facility requires the subsidiaries to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock Hotel & Casino Las Vegas’ gross revenues and requires that the funds be set aside in restricted cash. As of June 30, 2013, the Company had restricted cash in a working capital reserve account of $15.3 million, and an additional $2.5 million was available in restricted cash reserves for future capital expenditures in the replacements and refurbishments reserve fund.
Pursuant to gaming requirements certain of our subsidiaries maintain up to $8 million in reserve for their gaming operations, which in accordance with the Amended Facility is not deposited into the cash management account described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under the Amended Facility has a variable interest rate. We use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2013, our total outstanding variable rate debt was $887.7 million.
Effective March 27, 2013, the Company has entered into two cash flow hedges for a total notional amount $883.4 million at a LIBOR cap rate of 2.5%. At June 30, 2013, the LIBOR rate was 0.19428% on the total outstanding debt, thereby making our caps out of the money. Due to a LIBOR floor of 1.5% currently in place under the Amended Facility, the LIBOR rate would have to exceed the LIBOR floor for our interest expense to be affected and any decrease in interest rates would not decrease interest expense. Subject to the caps and the LIBOR floor, as of June 30, 2013, a hypothetical 1% increase in market rates above the LIBOR floor of 1.5% to 2.5% would increase interest expense for the next twelve months by $8.9 million and a hypothetical 2% increase in market rates above the LIBOR floor of 1.5% to 3.5% would increase interest expense for the next twelve months by $9.0 million. Due to the LIBOR floor, a decrease in market interest rates would not decrease our annual interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of our principal executive and financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.
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
The Company’s management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we concluded that the Company’s internal control over financial reporting was effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting during the Quarter Ended June 30, 2013
As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012, management identified material deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal controls over financial reporting at December 31, 2012:

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

As of June 30, 2013, the Company enhanced its process and controls surrounding the internal control over financial reporting to remediate the material weaknesses. Specifically, the Company expanded and improved the controls surrounding the review of the consolidated financial statements, including the consolidated statement of cash flows, and surrounding significant and unusual contracts and transactions. The remediation process included hiring a new Chief Financial Officer in the third quarter of 2012 and additional financial accounting resources in 2013.
As of June 30, 2013, management believes it has put in place controls that are sufficient to address the material weaknesses mentioned above, and believes that such material weaknesses have been remediated.

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