Form 10-Q
period 2013-09-30
BREF HR, LLC
filed 2014-05-09
CIK 1531537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2013
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BREF HR, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

($ in thousands)	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$14,095	$13,658
Accounts receivable, net	9,881	8,309
Inventories	2,831	2,519
Prepaid expenses and other current assets	4,034	3,861
Investment in joint venture	—	1,474
Related party receivable	137	885
Restricted cash	3,934	3,995
Total current assets	34,912	34,701
Property and equipment, net	484,146	499,164
Intangible assets, net	71,622	76,195
Restricted cash	17,743	17,781
Investment in joint venture	1,494	—
Total assets	$609,917	$627,841

Liabilities and Members' Equity (Deficit)
Current liabilities
Accounts payable	$7,650	$6,053
Construction related payables	307	302
Related party payables	—	406
Interest payable	55,882	—
Accrued expenses	22,484	23,676
Current portion of long term debt	669,520	—
Total current liabilities	755,843	30,437
Long term accrued expenses	261	568
Long term interest payable	9,268	43,963
Long term debt	—	632,864
Long term debt - due to affiliate	16,160	15,021
Total long term liabilities	25,689	692,416
Total liabilities	781,532	722,853

Members' equity (deficit)
Paid-in capital	86,673	86,673
Accumulated deficit	(258,288)	(181,685)
Total members' equity (deficit)	(171,615)	(95,012)
Total liabilities and members equity (deficit)	$609,917	$627,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREF HR, LLC
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

($ in thousands)	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine Months Ended September 30, 2012
Revenue
Casino	$9,666	$11,342	$32,849	$33,464
Lodging	15,571	15,469	47,896	48,405
Food and beverage	18,804	20,781	60,099	64,310
Retail	745	732	2,123	2,154
Other	7,437	6,025	24,610	22,252
Gross revenues	52,223	54,349	167,577	170,585
Less: Promotional allowances	(4,902)	(4,625)	(15,586)	(15,311)
Net revenues	47,321	49,724	151,991	155,274
Costs and Expenses
Casino	8,808	9,004	27,220	27,291
Lodging	5,132	5,275	14,905	15,839
Food and beverage	11,998	11,973	34,617	35,270
Retail	427	405	1,176	1,355
Other	5,037	3,581	16,273	13,286
Marketing	2,317	2,041	6,762	6,816
Fee and expense reimbursements - related party	452	450	1,366	1,719
General and administrative	9,720	10,144	30,468	28,068
Depreciation and amortization	7,428	7,595	23,469	23,612
Pre-opening	1	89	11	259
Impairment of intangible assets	—	—	—	3,000
Total costs and expenses	51,320	50,557	156,267	156,515
Loss from operations	(3,999)	(833)	(4,276)	(1,241)
Interest income	4	4	20	31
Interest expense	(25,088)	(22,506)	(72,367)	(66,483)
(Loss) income on joint venture investment	(16)	(324)	20	(324)
Loss before income tax expense	(29,099)	(23,659)	(76,603)	(68,017)
Income tax expense	—	—	—
Net loss	$(29,099)	$(23,659)	$(76,603)	$(68,017)
Other Comprehensive loss
Interest rate cap fair market value adjustment, net of tax	—	—	—	203
Comprehensive loss	$(29,099)	$(23,659)	$(76,603)	$(67,814)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREF HR, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
($ in thousands)
Cash flows from operating activities
Net loss	$(76,603)	$(68,017)
Adjustment to reconcile net loss to net cash
provided by operating activities:
Depreciation	18,896	18,504
Provision for (recovery of) doubtful accounts	258	(301)
Impairment of intangible assets	—	3,000
Amortization of intangible assets	4,573	5,108
Amortization of debt discount	24,574	21,079
Accrued non-cash interest applied to principal	13,221	4,319
Change in value of interest rate caps net of
premium amortization	64	340
(Income) loss on joint venture investment	(20)	324
Loss on sale of assets	—	6
(Increase) decrease in assets:
Accounts receivable	(1,830)	(1,697)
Inventories	(312)	260
Prepaid expenses	(173)	(1,029)
Related party receivable	696	125
Increase (decrease) in liabilities:
Accounts payable	1,597	1,649
Related party payable	(406)	69
Other accrued liabilities	(1,032)	(1,083)
Accrued interest payable	21,187	20,184
Net cash provided by operating activities	4,690	2,840
Cash flows from investing activities
Purchases of property and equipment	(3,878)	(10,170)
Payments on construction related payables	5	—
Restricted cash contributions	(7,008)	(6,744)
Restricted cash withdrawals	7,107	17,066
Loan to joint venture	(248)	—
Repayments on joint venture debt	300	—
Investment in joint venture	—	(2,104)
Proceeds from sale of operating assets	—	35
Net cash used in investing activities	(3,722)	(1,917)
Cash flows from financing activities
Repayments on borrowings	—	(1,000)
Purchase of interest rate caps	(64)	(142)
Capital lease payments	(467)	(1,446)
Net cash used in financing activities	(531)	(2,588)
Net increase (decrease) in cash and cash equivalents	437	(1,665)
Cash and cash equivalents, beginning of period	13,658	16,818
Cash and cash equivalents, end of period	$14,095	$15,153

Continued on next page

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
($ in thousands)
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net
of amounts capitalized	$13,254	21,331

Supplemental Disclosure Non-cash Investing
and Financing Activities
Construction related payables	$307	$303

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
The Company's Going Concern
The Company incurred a loss of $76.6 million for the nine months ended September 30, 2013, and has a net members' deficit of $171.6 million as of September 30, 2013. The Amended Facility allows the Company to accrue 'payable in kind' interest ("PIK interest"), representing the difference between interest accruing under the Amended Facility and the amounts paid. The outstanding PIK interest as of September 30, 2013 and December 31, 2012 was $31.7 million and $18.5 million, respectively. The PIK interest outstanding as of March 1, 2014, in the amount of $44.3 million, became due and payable on March 1, 2014, as the operating performance of the Company did not meet a specified debt yield threshold for the twelve month period ending March 1, 2014. However, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest until June 2, 2014. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on June 2, 2014. The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, selling off a portion of existing collateral or attempting to obtain borrowings from other sources. The Company's ability to continue as a going concern is dependent upon its ability to restructure its indebtedness, obtain alternative financing on acceptable terms, obtain approval from the lender to use available cash reserves to satisfy a portion of this potential obligation, or a combination thereof. However, there is no certainty on the outcome. We have placed mortgages on our hotel casino property to secure our indebtedness. In the event the PIK interest is not paid on June 2, 2014, among other lesser remedies, the lender may declare all unpaid principal and accrued interest under the Amended Facility due and payable immediately. If the PIK payment is not made on June 2, 2014 we risk losing some or all of our property to foreclosure. If this occurs, our business and results of operations would be materially adversely affected. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.
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
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries as of and for the nine months ended September 30, 2013 and September 30, 2012 and December 31, 2012.
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
Correction of Previously Reported Cash Paid During the Period for Interest, Net of Amounts Capitalized for the nine months ended September 30, 2012
Subsequent to the issuance of the Company's September 30, 2012 condensed consolidated financial statements in its Form 10-Q for that period, the Company discovered a typographical error in the supplemental disclosure of cash flow information on the Condensed Consolidated Statement of Cash Flows related to cash paid during the period for interest, net of amounts capitalized. The previously filed September 30, 2012 10-Q incorrectly noted cash paid during the period for interest, net of amounts capitalized for the nine months ended of $2.1 million. Such amount should have disclosed $21.3 million. The accompanying supplemental disclosure of cash flow information on the Condensed Consolidated Statement of Cash Flows has been corrected. The Company has determined that such typographical error is not material to the Condensed Consolidated Statement of Cash Flows as of September 30, 2012.
Recently Issued Accounting Pronouncements
No new accounting pronouncements issued or effective during 2013 have had or are expected to have a material impact on the Company's financial position or result of operations.

3.    Accounts Receivable, Net
Components of accounts receivable, net consist of the following:

($ in thousands)	September 30, 2013	December 31, 2012
Casino	$4,670	$3,677
Hotel	3,556	2,883
Other	2,865	2,708
	11,091	9,268
Less: allowance for doubtful accounts	(1,210)	(959)
Total accounts receivable, net	$9,881	$8,309

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

($ in thousands)	September 30, 2013	December 31, 2012
Current
Tax reserves	$2,003	$2,072
Insurance reserves	924	1,327
Other reserves	363	363
Workers' compensation reserves	644	233
Total current restricted cash	3,934	3,995

Long-term
Working capital reserves	14,483	16,148
Available restricted cash reserves for future capital expenditures	3,260	1,633
Total long-term restricted cash	17,743	17,781
Total restricted cash	$21,677	$21,776

5.    Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of the following:

($ in thousands)	September 30, 2013	December 31, 2012
Restaurants and bars	$1,858	$1,739
Retail merchandise	886	699
Other inventory and operating supplies	87	81
Total inventories	$2,831	$2,519

6.     Property and Equipment, Net
Property and equipment, net consists of the following:

($ in thousands)	September 30, 2013	December 31, 2012
Land	$115,600	$115,600
Buildings and land and building improvements	342,131	341,940
Furniture, fixtures and equipment	79,304	77,005
Memorabilia	6,369	6,012
	543,404	540,557
Less: accumulated depreciation	(60,498)	(41,603)
Construction in progress	1,240	210
Total property and equipment, net	$484,146	$499,164

Depreciation relating to property and equipment for the Company was $6.3 million and $6.1 million for the three months ended September 30, 2013 and 2012, respectively. Depreciation relating to property and equipment for the Company was $18.9 million and $18.5 million for the nine months ended September 30, 2013 and 2012, respectively.

7.     Intangible Assets, Net
Intangible assets, net consist of the following:

	December 31, 2012				September 30, 2013
($ in thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Accumulated Amortization	Net Carrying Amount	Remaining life (years)

Non-amortizing intangible assets
Hard Rock Licensing	$55,000	$(15,000)	$—	$40,000	$55,000	$(15,000)	$—	$40,000	Indefinite
Future Trademark Licensing	7,000	—	—	7,000	7,000	—	—	7,000	Indefinite
	62,000	(15,000)	—	47,000	62,000	(15,000)	—	47,000
Amortizing intangible assets
In-place contracts	29,000	(6,175)	(5,316)	17,509	29,000	(6,175)	(7,992)	14,833	8
Monster TM Licensing	2,537	—	(1,213)	1,324	2,537	—	(1,710)	827	2
Customer Relationships	3,000	—	(3,000)	—	3,000	—	(3,000)	—	0
Sponsorship Agreements	1,300	—	(1,191)	109	1,300	—	(1,300)	—	0
Market leases	1,736	—	(594)	1,142	1,736	—	(837)	899	1 - 8
Player relationships	10,000	—	(2,685)	7,315	10,000	—	(3,570)	6,430	8
Other	2,200	—	(404)	1,796	2,200	—	(567)	1,633	8
	49,773	(6,175)	(14,403)	29,195	49,773	(6,175)	(18,976)	24,622
Total
intangibles, net	$111,773	$(21,175)	$(14,403)	$76,195	$111,773	$(21,175)	$(18,976)	$71,622
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
For the three months ended September 30, 2013 and 2012, the Company recorded amortization expense of $1.1 million and $1.5 million, respectively. For the nine months ended September 30, 2013 and 2012, the Company recorded amortization expense of $4.6 million and $5.1 million, respectively.
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

8.     Accrued Expenses
Accrued expenses consist of the following:

($ in thousands)	September 30, 2013	December 31, 2012
Current
Deferred income	$2,165	$4,082
Capital lease obligations	409	599
Advance room, convention and customer deposits	6,368	4,575
Accrued salaries, payroll taxes and other employee benefits	2,164	3,001
Accrued miscellaneous taxes	1,925	1,187
Reserve for legal liability claims	5,279	3,727
Other accrued liabilities	4,174	6,505
Total current accrued expenses	22,484	23,676
Long term
Capital lease obligations	261	568
Total long term accrued expenses	261	568
Total accrued expenses	$22,745	$24,244

9.     Agreements with Related Parties
WG-Harmon
During the three months ended September 30, 2013 and 2012, the Company incurred $0.5 million and $0.4 million, respectively in management fees payable to WG-Harmon under the Management Agreement (Gaming Operations), Resort Management Agreement and Liquor Management and Employee Services Agreement, collectively ("WG-Harmon Agreements"), as defined below which is included in general and administrative on the condensed consolidated statement of operations. During the nine months ended September 30, 2013 and 2012, the Company incurred $1.4 million and $1.2 million, respectively, in management fees payable under the WG-Harmon Agreements. As of September 30, 2013 and December 31, 2012, the Company had $0.0 million and $0.4 million, respectively, payable to WG-Harmon which is included in related party payables on the condensed consolidated balance sheets.
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
Second Mortgage Loan Agreement
On March 1, 2011, as part of the Assignment, the Company entered into a second mortgage loan agreement with Brookfield Financial (the “Second Mortgage”), a related party. See Note 10, Debt, for further discussion. During the three months ended

September 30, 2013 and 2012, the Company accrued interest of $1.6 million and $1.2 million, respectively, under the Second Mortgage. During the nine months ended September 30, 2013 and 2012, the Company accrued interest of $4.5 million and $3.5 million, respectively, under the Second Mortgage which is included in long term accrued expenses on the condensed consolidated balance sheets.
Investment in Joint Venture
In June 2012, CDO Restaurant Associates LLC (“CDO”), a Delaware limited liability company, was formed between the Company and Fox Restaurant Concepts, LLC (“Fox”) to operate a restaurant, Culinary Dropout, using leased space at the Hard Rock Hotel and Casino Las Vegas. The Company contributed 80% of the initial construction and pre-opening budget, or $2.1 million, and also loaned CDO $100,000 to cover pre-opening costs in excess of initial budgeted amounts. During 2012, the Company loaned CDO an additional $248,000 to cover final construction costs in excess of budgeted amounts. The Company determined that the investment in CDO should be accounted for as an equity method investment. The loan bears interest at the greater of 8% or the reference rate publicly announced by Bank of America N.T. & S.A (3.25% at September 30, 2013) plus 4 percent. Loans are required to be repaid before any other distributions of net cash flow. Net cash flow is then distributed in proportion to the Members’ initial capital contributions, plus an 8% preferred return, and, once paid in full, in accordance with the 50% membership interest. The Company accounts for its investment in CDO under the equity method based on applicable accounting guidance as the Company does not hold a controlling financial interest in CDO.
For the three months ended September 30, 2013 and 2012, the Company recorded a loss of $15,000 and $324,000, respectively, related to its equity in CDO. For the nine months ended September 30, 2013 and 2012, the Company recorded income of $20,000 and a loss of $324,000, respectively, related to its equity in CDO. The Company’s share of the joint venture’s income (loss) is included in equity in income (loss) on joint venture investment in the accompanying condensed consolidated statements of operations and comprehensive loss. At September 30, 2013 and December 31, 2012, the Company’s net investment in CDO is an asset of $1.5 million and $1.5 million, respectively. The balance is included in other assets in the accompanying condensed consolidated balance sheets at September 30, 2013. There were no distributions to the members for the nine months ended September 30, 2013. At September 30, 2013 and December 31, 2012, the Company had $0.0 million and $0.4 million, respectively, outstanding as a related party receivable from CDO.
CDO leases space from the Company under a ten-year operating lease expiring in August 2022. The lease has one five-year renewal option. Rent is paid monthly at 6% of sales, as defined in the agreement. CDO also pays a management fee of 6% of gross sales to Fox. Both the lease and the management agreement expire in August of 2022.

10.     Debt
The following table presents debt outstanding as of September 30, 2013 and December 31, 2012:

($ in thousands)	Final	Face value	Book value	Face value	Book value
Project name/lender	maturity	September 30, 2013	September 30, 2013	December 31, 2012	December 31, 2012
Amended facility -Note A/Vegas HR Private Limited	March 1, 2018	$567,047	$493,615	$553,826	$472,740

Amended facility -Note B/Vegas HR Private Limited	March 1, 2018	327,290	175,905	327,290	160,124

Second Mortgage - Brookfield Financial	March 1, 2018	30,000	16,160	30,000	15,021
Total debt		924,337	685,680	911,116	647,885
Current portion of long-term debt		(894,337)	(669,520)	—	—
Total long term debt		$30,000	$16,160	$911,116	$647,885

The difference between the face and book value of the debt represents debt discounts that are amortized to interest expense using the effective interest method over the term of the debt.
As discussed in Note 1, Company Structure, the PIK interest will become due and payable on June 2, 2014. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on June 2, 2014, and therefore, the Company could be in default upon notification by the lender. Accordingly, the Amended Facility, supplemental interest, and PIK interest is classified as current as of September 30, 2013.
Amended Facility – Note A and Note B
On March 1, 2011, as part of the Assignment, the Company assumed the obligations under the Facility and entered into an amendment thereof (as amended, the “Amended Facility”) pursuant to which the land, building and improvements, equipment, fixtures and all personal properties were pledged as security and collateral.
The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at The London InterBank Offered Rate (LIBOR) plus 2.5% with a 1.5% LIBOR floor (total of 4.0% at September 30, 2013). In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4.0% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less than the current interest due, the PIK Interest will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.
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
The Amended Facility and Second Mortgage include customary affirmative and negative covenants for similar financings, including, among others, restrictive covenants regarding incurrence of liens, sales or assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any of the Company’s real property and removal of any material article of furniture, fixture or equipment from the Company’s real property. As of September 30, 2013, the Company was in compliance with all covenants.
The outstanding PIK interest related to the Amended Facility as of September 30, 2013 and December 31, 2012 was $31.7 million and $18.5 million, respectively. During the three months ended September 30, 2013 and 2012, the Company recorded PIK interest in the amount of $6.6 million and $2.4 million, respectively. During the nine months ended September 30, 2013 and 2012, the Company recorded PIK interest in the amount of $13.2 million and $3.3 million, respectively. See discussion in Note 1 regarding the acceleration of PIK interest on March 1, 2014, the forebearance of such obligation until June 2, 2014, and the Company's ability to meet such obligation.
The fair value of our total debt as of September 30, 2013 and December 31, 2012 was $616.4 million and $603.1 million, respectively, which was determined utilizing a discounted cash flow model. The Company has determined that the fair value of its long-term debt is determined using Level 3 inputs. The discount rate was determined utilizing historical market-based equity returns which are adjusted, as necessary, for entity specific factors.

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
We are also subject to a variety of other claims and lawsuits that arise in the ordinary course of our business. We do not believe the outcome of these and the other matters disclosed above will have a material effect on our business, results of operations or financial condition. As of September 30, 2013, the Company accrued approximately $4.6 million for all loss contingency matters and our best estimate of reasonably possible losses in excess of the amount accrued is not material to the financial statements.

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
Within this management’s discussion and analysis of financial condition and results of operation for the nine months ended September 30, 2013 and 2012, references to the “Company,” “we,” “us,” or “our” refer to BREF HR, LLC.
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

Results of Operations of the Company for the Three Months Ended September 30, 2013 Compared to the Results of Operations of the Company for the Three Months Ended September 30, 2012

			$ Change	% Change
($ in thousands)	Three months ended September 30, 2013	Three months ended September 30, 2012	2013 vs 2012
Statement of Operations Data:
Revenue
Casino	$9,666	$11,342	$(1,676)	(14.8)%
Lodging	15,571	15,469	102	0.7
Food and beverage	18,804	20,781	(1,977)	(9.5)
Retail	745	732	13	1.8
Other	7,437	6,025	1,412	23.4
Gross revenues	52,223	54,349	(2,126)	(3.9)
Less: Promotional allowances	(4,902)	(4,625)	(277)	(6.0)
Net revenues	47,321	49,724	(2,403)	(4.8)

Costs and Expenses
Casino	8,808	9,004	(196)	(2.2)
Lodging	5,132	5,275	(143)	(2.7)
Food and beverage	11,998	11,973	25	0.2
Retail	427	405	22	5.4
Other	5,037	3,581	1,456	40.7
Marketing	2,317	2,041	276	13.5
Fee and expense reimbursements	452	450	2	0.4
General and administrative	9,720	10,144	(424)	(4.2)
Depreciation and amortization	7,428	7,595	(167)	(2.2)
Pre-opening	1	89	(88)	(98.9)
Total costs and expenses	51,320	50,557	763	1.5
Loss from operations	(3,999)	(833)	(3,166)	(380.1)
Interest income	4	4	—	—
Interest expense	(25,088)	(22,506)	(2,582)	(11.5)
Loss on joint venture investment	(16)	(324)	308	95.1
Net loss	$(29,099)	$(23,659)	$(5,440)	(23.0)%
Casino Revenues. The Company did not directly earn any casino revenues until June 15, 2012. However, the Company has included revenues earned by LVHR during such period in its condensed consolidated financial statements in accordance with applicable guidance relating to variable interest entities.
The decrease in casino revenues for the three months ended September 30, 2013 was primarily due to a $2.4 million or 34.3% decrease in table games revenue slightly offset by a $0.8 million or 18.4% increase in slot machine revenues.
Table Games. Table games revenues for the three months ended September 30, 2013 decreased $2.4 million to $4.6 million when compared to the same period in 2012. We experienced an unusually low hold percentage for the third quarter of 2013, which decreased 4.5% to 9.1% from 13.6%. We continue to focus on bringing in quality level play on property.
Slot. Slot machine revenues for the three months ended September 30, 2013 increased $0.8 million to $4.9 million when compared to the same period in 2012. While slot machine handle increased 2.5%, the success was primarily a function of the slot machine hold percentage which increased to 5.9% from 5.1%. We continue to focus on optimizing the slot floor with the introduction of new product and technology and growing our customer database.
Food and Beverage Revenues. The decrease in food and beverage revenues during the three months ended September 30, 2013 was attributed a decline in daylife/pool and nightlife revenues due to increased competition in the Las Vegas market.

Other Revenues. The increase in other revenues was primarily the result of an increase in concert revenues due to a successful residency model during the three months ended September 30, 2013, offset, in part, by a decrease in guaranteed licensing fees.
Other Expenses. Other expenses increased during the three months ended September 30, 2013 due to an increase in artist fees associated with the number concerts held at the Joint.
Interest Expense. The increase in interest expense for the three months ended September 30, 2013 was the result of an increase in the amount of debt as a result of interest being paid in kind during 2012 and 2013.

Results of Operations for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

			$ Change	% Change
($ in thousands)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	2013 vs 2012
Statement of Operations Data:
Revenue
Casino	$32,849	$33,464	$(615)	(1.8)%
Lodging	47,896	48,405	(509)	(1.1)
Food and beverage	60,099	64,310	(4,211)	(6.5)
Retail	2,123	2,154	(31)	(1.4)
Other	24,610	22,252	2,358	10.6
Gross revenues	167,577	170,585	(3,008)	(1.8)
Less: Promotional allowances	(15,586)	(15,311)	(275)	(1.8)
Net revenues	151,991	155,274	(3,283)	(2.1)

Costs and Expenses
Casino	27,220	27,291	(71)	(0.3)
Lodging	14,905	15,839	(934)	(5.9)
Food and beverage	34,617	35,270	(653)	(1.9)
Retail	1,176	1,355	(179)	(13.2)
Other	16,273	13,286	2,987	22.5
Marketing	6,762	6,816	(54)	(0.8)
Fee and expense reimbursements	1,366	1,719	(353)	(20.5)
General and administrative	30,468	28,068	2,400	8.6
Depreciation and amortization	23,469	23,612	(143)	(0.6)
Pre-opening	11	259	(248)	(95.8)
Impairment of intangible assets	—	3,000	(3,000)	(100.0)
Total costs and expenses	156,267	156,515	(248)	(0.2)
Loss from operations	(4,276)	(1,241)	(3,035)	(244.6)
Interest income	20	31	(11)	(35.5)
Interest expense	(72,367)	(66,483)	(5,884)	(8.9)
Income (loss) on joint venture investment	20	(324)	344	106.2
Net loss	$(76,603)	$(68,017)	$(8,586)	(12.6)%
Casino Revenues. The Company did not directly earn any casino revenues until June 15, 2012. However, the Company has included revenues earned by LVHR during such period in its condensed consolidated financial statements in accordance with applicable guidance relating to variable interest entities.
The decrease in casino revenues for the nine months ended September 30, 2013 was primarily due to a $2.1 million or 10.6% decrease in table games revenue, offset by a $1.6 million or 12.1% increase in slot revenues.

Table Games. Table games revenues for the nine months ended September 30, 2013 decreased $2.1 million to $18.0 million when compared to the same period in 2012. While table games drop increased 11.6%, primarily driven by baccarat, the table games hold percentage decreased to 10.0% from 12.4%.
Slot. Slot machine revenues for the nine months ended September 30, 2013 increased $1.6 million to $14.6 million when compared to the same period in 2012. The increase in revenues was driven by enhanced slot product on the floor, which drove slot handle and hold. Slot machine handle increased 8.4% over the prior year, with hold increasing slightly to 5.7%.
Lodging Revenues. The decrease in lodging revenues for the nine months ended September 30, 2013 was due to the decrease in the average daily rate from $136 to $127 which was partially offset by an increase in occupancy, from 85.0% to 90.5%. The decrease in the average daily rate and the increase in occupied rooms was the result of an increase in online travel sales needed to fill the year of year decline in group room business.
Food and Beverage Revenues. The decrease in food and beverage revenues during the nine months ended September 30, 2013 was attributed to a decline in daylife/pool and nightlife revenues due to a shift in programming and increased market competition. In addition, banquets revenue decrease due to the decline in group and corporate business and food outlets declined slightly due to the conversion of a wholly-owned restaurant in to a joint venture.
the conversion of a wholly-owned restaurant into a joint venture. In addition, pool and nightlife revenues decreased due to a shift in property programming and increased market competition. Banquets revenues also decreased due to the decline in group and corporate business.
Other Revenues. The increase in other revenues was primarily the result of an increase in concert revenues due to a successful residency model during the nine months ended September 30, 2013, offset, in part, by a decrease in licensing fees and sponsorship revenues.
Lodging Expenses. Lodging expenses decreased during the nine months ended September 30, 2013 due to a change in our lodging marketing strategy with respect to incentives in our wholesale and online travel segments.
Food and Beverage Expenses. The decrease in food and beverage expenses during the nine months ended September 30, 2013 is due to decreased volume in our restaurants, bars and nightlife spaces due to increased competition in the Las Vegas market.
Other Expenses. Other expenses increased during the nine months ended September 30, 2013 due to an increase in artist fees associated with the number of and quality of concerts held at the Joint.
General and Administrative. The increase in general and administrative expenses for the nine months ended September 30, 2013 was primarily the result of higher legal and other non recurring expenses associated with the timing of legal matters, and was partially offset by payroll related savings.

Impairment of intangible assets.  The Company did not incur any impairment of intangible assets for the nine months ended September 30, 2013.  During the nine months ended September 30, 2012, we recognized a non-cash impairment of charge relating to the Hard Rock trademark of $3.0 million.
Interest Expense. The increase in interest expense for the nine months ended September 30, 2013 was the result of an increase in the amount of debt as a result of interest being paid in kind during 2012 and 2013.

CRITICAL ACCOUNTING POLICIES
A description of the Company’s critical accounting policies can be found in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity Requirements

Short-Term Liquidity Requirements. We expect our liquidity requirements to consist primarily of funds necessary to pay operating expenses associated with our subsidiaries’ hotel and casino operations, interest, payment of principal, fees and expenses under certain of our subsidiaries’ loan agreements (including required deposits into reserve accounts) and capital expenditures associated with the Hard Rock Hotel & Casino Las Vegas. Anticipated sources of our liquidity needs include our subsidiaries’ existing working capital, cash provided by our subsidiaries’ operations and our subsidiaries’ non-restricted cash reserves. We expect to be able to meet our short-term liquidity needs through existing working capital and cash provided by our operations. For the nine months ended September 30, 2013, the Company incurred cash interest payments of $13.3 million.
The outstanding PIK interest as of September 30, 2013 and December 31, 2012 was $31.7 million and $18.5 million, respectively. The Amended Facility allows the Company to accrue 'payable in kind' interest ("PIK interest"), representing the difference between interest accruing under the Amended Facility and the amounts paid. The Amended Facility required that the Company repay in full all PIK interest outstanding on March 1, 2014 in the event the Company had not made sufficient payments to the lender to provide a specified debt yield for the twelve month period ending March 1, 2014. However, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest until June 2, 2014. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on June 2, 2014, and therefore, the Company could be in default upon notification by the lender. Accordingly, the Amended Facility, supplemental interest, and PIK interest is classified as current as of September 30, 2013. The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, selling off a portion of existing collateral or attempting to obtain borrowings from other sources. If we are unable to restructure its indebtedness, obtain alternative financing on acceptable terms, obtain approval from the lender to use available cash reserves to satisfy a portion of this potential obligation, or a combination thereof, we risk losing some or all of our property to foreclosure. If prevailing interest rates or other factors at the time of any restructuring of our indebtedness or at the time we obtain borrowings from other sources results in higher interest rates, our interest expense would increase, which would harm our business and results of operations.
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
The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at LIBOR plus 2.5% with a 1.5% LIBOR floor (total of 4.0% at September 30, 2013). In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4.0% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less than the current interest due, the interest shortfall will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest, as PIK interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.
The maturity date of the Second Mortgage is March 1, 2018 and provides for an effective interest rate of 15% payable at maturity.
Cash Flows for the Nine Months Ended September 30, 2013
Operating Activities. Our operating cash flows primarily consist of our operating income (excluding non-cash charges), interest paid and changes in working capital accounts such as receivables, inventories, prepaid expenses and payables. Net cash provided by operating activities amounted to $4.7 million for the nine months ended September 30, 2013, compared to $2.8 million net cash provided by operating activities for the nine months ended September 30, 2012. The increase in net cash provided by operating activities primarily relates to an increase in accrued interest payable for the nine months ended September 30, 2013.
Investing Activities. Net cash used in investing activities amounted to $3.7 million for the nine months ended September 30, 2013, compared to $1.9 million net cash used in investing activities for the nine months ended September 30, 2012. The increase in cash used in investing activities primarily relates to the net activity in restricted cash during the nine months ended September 30, 2013 partially offset by a decline in purchases of property, plant and equipment during the nine months ended September 30, 2013.
Financing Activities. Net cash used in financing activities amounted to $0.5 million for the nine months ended September 30, 2013, compared to $2.6 million net cash used in financing activities for nine months ended September 30, 2012. The decrease in cash used in financing activities primarily relates to the prior year principal debt payment and a decline in capital lease obligations during the nine months ended September 30, 2013.
Capital Expenditures, Interest Expense and Reserve Funds
The Company is obligated to maintain reserve funds for capital expenditures at the Hard Rock Hotel & Casino Las Vegas as determined pursuant to the Amended Facility. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. The Amended Facility requires the subsidiaries to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock Hotel & Casino Las Vegas’ gross revenues and requires that the funds be set aside in restricted cash. As of September 30, 2013, the Company had restricted cash in a working capital reserve account of $14.5 million, and an additional $3.3 million was available in restricted cash reserves for future capital expenditures in the replacements and refurbishments reserve fund.
Pursuant to gaming requirements certain of our subsidiaries maintain up to $8 million in reserve for their gaming operations, which in accordance with the Amended Facility is not deposited into the cash management account described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under the Amended Facility has a variable interest rate. We use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of September 30, 2013, our total outstanding variable rate debt was $894.3 million.
Effective March 27, 2013, the Company has entered into two cash flow hedges for a total notional amount $883.4 million at a LIBOR cap rate of 2.5%. At September 30, 2013, the LIBOR rate was 0.18206% on the total outstanding debt, thereby making our caps out of the money. Due to a LIBOR floor of 1.5% currently in place under the Amended Facility, the LIBOR rate would have to exceed the LIBOR floor for our interest expense to be affected and any decrease in interest rates would not decrease interest expense. Subject to the caps and the LIBOR floor, as of September 30, 2013, a hypothetical 1% increase in market rates above the LIBOR floor of 1.5% to 2.5% would increase interest expense for the next twelve months by $8.9 million and a hypothetical 2% increase in market rates above the LIBOR floor of 1.5% to 3.5% would increase interest expense for the next twelve months by $9.3 million. Due to the LIBOR floor, a decrease in market interest rates would not decrease our annual interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of our principal executive and financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.
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
The Company’s management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we concluded that the Company’s internal control over financial reporting was effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting during the Quarter Ended September 30, 2013
As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012, management identified material deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal controls over financial reporting at December 31, 2012:

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

As of September 30, 2013, the Company enhanced its process and controls surrounding the internal control over financial reporting to remediate the material weaknesses. Specifically, the Company expanded and improved the controls surrounding the review of the consolidated financial statements, including the consolidated statement of cash flows, and surrounding significant and unusual contracts and transactions. The remediation process included hiring a new Chief Financial Officer in the third quarter of 2012 and additional financial accounting resources in 2013.
As of September 30, 2013, management believes it has put in place controls that are sufficient to address the material weaknesses mentioned above, and believes that such material weaknesses have been remediated.

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