Form 10-K
period 2013-12-31
BREF HR, LLC
filed 2014-05-09
CIK 1531537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

_	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Class A Units
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes __ No X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes __ No X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __ No X
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer __	Accelerated filer __	Non-accelerated filer X	Smaller reporting company __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X
There is no aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013. There currently is no established public trading market for our Class A Units.

PART I
Explanatory Note
On March 1, 2011, Hard Rock Hotel Holdings, LLC, Vegas HR Private Limited, Brookfield Real Estate Financial Partners LLC, NRFC WA Holdings, LLC, Morgans Hotel Group Co. and certain affiliates of DLJ Merchant Banking Partners, as well as other interested parties entered into the Agreement to Transfer in Lieu of Foreclosure and Settlement Agreement, pursuant to which the membership interests of HRHH JV Junior Mezz, LLC and HRHH Gaming Junior Mezz, LLC, which collectively indirectly owned the assets comprising the Hard Rock Hotel & Casino Las Vegas, were transferred and assigned to BREF HR, LLC (the “Company”). The transactions contemplated by such agreement are referred to as the “Assignment,” as described more fully herein.
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
As a result of the complex nature of the transaction and the detailed analysis required to complete the valuation of the assets and liabilities comprising the Hard Rock Hotel & Casino Las Vegas, to reflect the fair value of the tangible and intangible assets and liabilities at the time of the Assignment, as well as the related material weaknesses in our internal controls for the accounting and disclosure for business acquisitions, the Company did not timely complete the process of preparing its consolidated financial statements for the years ended December 31, 2013, 2012, and 2011.
Unless otherwise specified, the terms the “Company,” “we,” “us,” or “our” refer to BREF HR, LLC and its consolidated subsidiaries, or any one or more of them, as the context may require.
See Note 1, Company Structure and Significant Accounting Policies, to  our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K and Item 1A, Risk Factors – Risks Related to our Business – There is substantial doubt about our ability to continue as a going concern, for a discussion of factors that could affect our ability to continue as a going concern.
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains certain “forward-looking statements”, which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” “expects” or other similar words or expressions are intended to identify forward-looking statements. We caution that these and similar statements included in this Annual Report on Form 10-K are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. The factors that could cause actual results to differ materially from expected results include changes in economic, business, competitive market and regulatory conditions. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to:

•	the state of the U.S. economy, particularly as it relates to the levels of spending in the Las Vegas hotel, resort and casino industry;

•	reliance on a single property to attract local residents in the Las Vegas market;

•	significant reliance on Northern and Southern California markets;

•	changes in the competitive environment in our industry, particularly in the Las Vegas market;

•	volatility of and access to capital markets and increases in interest rates;

•	damage to our brand through the use of the “Hard Rock” brand name by entities other than us;

•	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;

•	the seasonal nature of the hotel, resort and casino industry;

•	costs associated with compliance with extensive regulatory requirements;

•	increases in uninsured and underinsured losses;

•	the impact of any material litigation; and

•	the other risks discussed in this Annual Report on Form 10-K in Item 1A, Risk Factors.
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
Prior Acquisition of HRH Holdings by Morgans and DLJMBP and entering into the Facility
HRH Holdings was formed by DLJ Merchant Banking Partners (“DLJMBP”) and Morgans Hotel Group Co. (“Morgans” and together with an affiliated entity, the “Morgans Parties”) to acquire Hard Rock Hotel, Inc. (“HRHI”). HRHI was the subsidiary of HRH Holdings that owned the Hard Rock Hotel & Casino Las Vegas during the period from February 2, 2007 to February 28, 2011.
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
In January 2011, HRH Holdings received a notice of acceleration from its lenders under the Facility, and also from NRFC WA Holdings, LLC (“NRFC”), the second mezzanine lender pursuant to the First Amended and Restated Second Mezzanine Loan Agreement, dated as of December 24, 2009 (the “Second Mezzanine Loan Agreement”), declaring all unpaid principal and accrued interest immediately due and payable. On February 1, 2011, NRFC commenced an action in the Supreme Court of New York, and on February 2, 2011 Brookfield Financial and Vegas HR Private Limited (the “Mortgage Lender”) commenced an action in the Supreme Court of New York. Following filing of such actions, subsidiaries of HRH Holdings, the Mortgage Lender, Brookfield Financial, NRFC, Morgans, certain affiliates of DLJMBP, and certain other related parties entered into a Standstill and Forbearance Agreement, dated as of February 6, 2011. Pursuant to such agreement, among other things, until February 28, 2011, the Mortgage Lender, Brookfield Financial and NRFC agreed not to take any action or assert any right or remedy arising with respect to any of the applicable loan documents or the collateral pledged under such loan documents. In addition, pursuant to the Standstill and Forbearance Agreement, NRFC agreed to withdraw its foreclosure notice, and the parties agreed to jointly request a stay of all action on the pending motions that had been filed by various parties to enjoin such foreclosure proceedings.
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
The Assignment provided for, among other things:

•
the transfer by HRH Holdings to an affiliate of Brookfield Financial of 100% of the indirect equity interests in the Hard Rock Hotel & Casino Las Vegas and other related assets, namely HRHH JV Junior Mezz and HRHH Gaming Junior Mezz;

•
release of the non-recourse carve-out guaranties provided by HRH Holdings with respect to the loans made by the Mortgage Lender, Brookfield Financial and NRFC to the direct and indirect owners of the Hard Rock Hotel & Casino Las Vegas; and

•	termination of the Morgans management agreement.
Amendment to the Facility and Entering into the Second Mortgage
As part of the Assignment, the Company assumed the obligations under the Facility and entered into an amendment thereof (as amended, the “Amended Facility”) between Vegas HR Private Limited and the Company. Pursuant to the Amended Facility, the land, building and improvements, equipment, fixtures and all personal properties relating to the Hard Rock Hotel & Casino Las Vegas were pledged as security and collateral. As of March 1, 2011, approximately $862.8 million of principal amount was outstanding under the Amended Facility. Also on March 1, 2011, the Company entered into a second mortgage loan agreement with Brookfield Financial, as lender, (the “Second Mortgage”) in the amount of $30.0 million pursuant to which certain land, building and improvements, equipment, fixtures and personal properties were pledged as security and collateral. The Second Mortgage is subordinate in right of payment to the Amended Facility.
The Amended Facility required that the Company repay in full all “paid in kind” interest outstanding on March 1, 2014 in the event the Company had not made sufficient payments to the lender to provide a specified debt yield. The Company did not meet the specified debt yield threshold for the twelve month period ending March 1, 2014. However, on March 5, 2014, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest until June 2, 2014. The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at The London InterBank Offered Rate (“LIBOR”) plus 2.5% with a 1.5% LIBOR floor (total of 4% at December 31, 2013). In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less that the current interest due, the interest shortfall (“PIK interest”) will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest, and principal according to the terms of the Amended Facility.
The outstanding PIK interest as of December 31, 2013, 2012 and 2011 was $39.8 million, $18.5 million and $8.2 million, respectively. The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, selling off a portion of existing collateral or attempting to obtain borrowings from other sources. If we are unable to restructure our indebtedness, find alternative financing on acceptable terms, or obtain approval from the lender to use our cash reserves to satisfy a portion this potential obligation, we risk losing some or all of our property to foreclosure. If prevailing interest rates or other factors at the time of any restructuring of our indebtedness or at the time we obtain borrowings from other sources results in higher interest rates, our interest expense would increase, which would harm our business and results of operations.
See Note 8, Debt, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K. See also Item 1A, Risk Factors – Risks Related to our Business – There is substantial doubt about our ability to continue as a going concern.
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

OVERVIEW OF HARD ROCK HOTEL & CASINO LAS VEGAS
We operate the Hard Rock Hotel & Casino Las Vegas, which we believe is a premier destination entertainment resort with a rock music theme. Commencing operations in 1995, the Hard Rock Hotel & Casino Las Vegas is modeled after the highly successful Hard Rock Cafe restaurant chain and is decorated with an extensive collection of rare rock and roll memorabilia. The original Hard Rock Cafe was co-founded in 1971 by Peter Morton, and the “Hard Rock” name has grown to become widely recognized throughout the world. Outlets in the Hard Rock Hotel & Casino Las Vegas continued to receive accolades in 2013 including the following:

•
The Joint Las Vegas concert venue being named “No. 11 Hottest Club in America” by Billboard Magazine, “Best of Las Vegas – Best Concert Venue” by the Las Vegas Review-Journal, and "Best Live Music Venue" by Las Vegas Weekly; and

•	Body English named "Best After-hour" by Vegas Seven Nightlife Awards.
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

•
an approximately 60,000 square-foot uniquely styled casino with 646 slot machines, 74 table games and five poker tables where rock music is played continuously to provide the casino with an energetic and entertaining, club-like atmosphere;

•	an approximately 1,100 square-foot “Hard Rock” retail store, a jewelry store, two clothing stores, a lingerie store, and a tattoo parlor;

•	an approximately 15,400 square-foot special events facility, offered in the Vanity night club space, with a capacity of 1,400 persons;

•	an approximately 8,500 square-foot nightclub, called “Body English”, with a capacity of 800 persons;

•	an approximately 80,000 square feet of banquet and meeting facilities;

•	a live music concert hall, called “The Joint,” with a capacity of 4,100 persons; and a live entertainment venue, called “Vinyl”, with a capacity of 650 persons;

•	a pool and beach area encompassing nearly five acres, including Paradise Beach pools, the West pool (formerly Nirvana), Breathe Pool and Lounge;

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

•	an approximately 21,000 square-foot spa, salon and fitness center, called “Reliquary”; and

•	an approximately 8,000 square-foot fitness center.
See Item 1, Business – The Hard Rock Hotel & Casino Las Vegas for additional information.

BUSINESS STRATEGY
We aim to position uniquely the Hard Rock Hotel & Casino Las Vegas within the Las Vegas hotel, resort and casino industry. Our primary business and marketing strategies center on creating a vibrant and energetic entertainment and gaming environment that appeals to a youthful and hip customer base. We leverage certain of our strengths, including a theme consistent with the “Hard Rock” brand and our vibrant atmosphere and personalized service, to differentiate the Hard Rock Hotel & Casino Las Vegas from the substantially larger “mega resorts” located approximately one mile west on the Las Vegas Strip. Key elements of our business strategy include the following.
Target Clientele
We believe that we have successfully differentiated the Hard Rock Hotel & Casino Las Vegas in the Las Vegas market by targeting a youthful and hip customer base that consists primarily of rock music fans, as well as actors, musicians and other members of the entertainment industry. To attract this target audience, we promote the Hard Rock Hotel & Casino Las Vegas as “the place to be” in Las Vegas. The “Hard Rock Hotel” and “Hard Rock Casino” trademarks, along with an extensive network of contacts in the music and entertainment industry, continue to help attract a number of famous actors, musicians and celebrities to the Hard Rock Hotel & Casino Las Vegas. We believe this customer base is comprised of demographic groups that remain underserved by competing facilities despite recent competition from other properties in Las Vegas.
Entertainment
We believe that The Joint’s concerts and the Hard Rock Hotel & Casino Las Vegas’ special events generate significant worldwide publicity and reinforce the Hard Rock Hotel & Casino Las Vegas’ marquee image and unique position in the Las Vegas marketplace and provide an added source of visitors for the hotel, casino, retail, and food and beverage operations.
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

THE HARD ROCK HOTEL & CASINO LAS VEGAS
The Hard Rock Hotel & Casino Las Vegas currently consists of the hotel, casino, retail stores, nightclubs, a special events facility, banquet and meeting facilities, The Joint, a pool and beach area, six full service restaurants, three coffee/juice bars, seven cocktail lounges, Reliquary and a fitness center.
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

The following table illustrates certain historical information relating to our hotel:

	For the years ended December 31,
	2013	2012	2011
Average number of hotel rooms	1,505	1,505	1,505
Average occupancy rate (1)	89%	83%	80%
Average daily rate (1)	$125	$133	$132
Revenues per available room (2)	$113	$112	$105

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
The casino houses 74 table games including Blackjack tables, Craps tables, Roulette tables, Midi-Baccarat table, Mini-Baccarat table, Three Card Poker tables, Let-it-Ride table, Big 6 table, Ultimate Texas Holdem table, Switch Blackjack tables, Pai Gow Poker tables, 7-14-21 tables, poker tables, 646 slot machines, and a state of the art 5,836 square-foot race and sports book. The race and sports book is operated by Cantor G&W (Nevada), L.P. under a lease arrangement. Some of the casino’s gaming tables are themed to coincide with current concerts and the casino also offers patrons other attractions, such as cutting edge slot technology, proprietary slot graphics and distinctive slot signage.
Retail
The Hard Rock Hotel & Casino Las Vegas’ retail operations consist of a 1,100 square-foot “Hard Rock” retail store, which replaced a 3,600 square-foot retail shop on April 9, 2012; an approximately 700 square-foot sundries shop; and an approximately 700 square-foot “Love Jones” lingerie store. Visitors may purchase clothing and other accessories, including merchandise displaying the popular “Hard Rock Hotel”, from the retail and sundries shops. Our retail operations offer a convenient and inexpensive outlet to market and advertise the “Hard Rock Hotel” trademark and attract visitors to the Hard Rock Hotel & Casino Las Vegas. Our in-house design team is responsible for maintaining the consistency of the Hard Rock Hotel & Casino Las Vegas’ image while creating new merchandise to expand and diversify the retail selection. Additionally, the following independently operated stores are located at the property: “Rocks the Jewelers” jewelry store, “Hart & Huntington Tattoo” tattoo parlor and, “John Varvatos” and “Affliction” clothing stores.
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
Banquet and Meeting Facilities
Our 80,000 square-foot conference center and entertainment areas have capacity to accommodate groups of up to 3,000 persons. Depending upon the size of the event, customers can choose to host their functions, conventions and banquets indoors at The Joint or Ballrooms, or outdoors around the Pools (as defined below).
The Joint
The Joint is a live music venue with a capacity for up to 4,100 persons that draws audiences from both visitors to Las Vegas, as well as local residents.
Vinyl
Vinyl, which opened in August 2012, is a live music entertainment venue, with a capacity for up to 650 persons, featuring up-and-coming and local rock, jazz, blues and comedy acts.
The Pools
The nearly five-acre pool area is comprised of various diverse pool areas including Paradise Beach, the West pool (formerly Nirvana) and the Breathe Pool and Lounge (collectively the “Pools”). The Pools feature, among other things, a 300-foot long, sand-bottomed pool with a water slide, a waterfall, a running stream and underwater rock music. The Pools also feature beaches with white sand imported from Monterey, California, rock outcroppings and whirlpools.
Paradise Beach features swim-up blackjack, a bar and grill, 42 Tahitian-style private cabanas, and a removable dance floor that extends from one of the beach areas. Each of the private cabanas include water misters, a refrigerator, a safe, a television and (for an additional fee) an on-site massage service. We also host Rehab at Paradise Beach, which is a beach pool party hosting an assortment of entertainers including celebrity hosts and world-renowned DJs.
The West pool (formerly Nirvana) features an expansive pool area, sandy beach, 17 daybeds and 24 luxury cabanas, a unique island pool, eight luxurious Spa Villas, swim-up blackjack and a lounge area.
Breathe Pool and Lounge serves as a poolside escape for guests seeking more privacy.
Food and Beverage
The Hard Rock Hotel & Casino Las Vegas offers its patrons a selection of high-quality food and beverages at multiple price points. The Hard Rock Hotel & Casino Las Vegas’ food and beverage operations include six full service restaurants (35 Steaks + Martinis, Pink Taco, Mr. Lucky’s, Nobu Las Vegas, Culinary Dropout and Fú), three coffee/juice bars (Fuel Café, Fuel Express and Juice Bar), seven bars (Luxe Bar, Lounge Bar, Midway Bar, The Ainsworth, Race and Sports Bar, High Limit Bar and Center Bar), four bars in The Joint, two bars at the Paradise Beach, a bar at the West pool (formerly Nirvana), two bars at Breathe Pool and Lounge and catering service for corporate events, conventions, banquets and parties. 35 Steaks + Martinis, with a seating capacity of approximately 167 persons, is a unique marriage of traditional steakhouse cuisine and libations, complemented with clean, classic yet cutting edge design. Pink Taco, with a seating capacity of approximately 214 persons, is a stylish, authentic Mexican eatery with seasonal outside dining. Mr. Lucky’s, a 24-hour restaurant with a seating capacity for approximately 200 persons, specializes in high-quality, moderately priced American cuisine. Nobu Las Vegas, with a seating capacity of approximately 300 persons, is an upscale Japanese restaurant created by renowned chef Nobu Matsuhisa and serves traditional Japanese cuisine infused with South American and Western flavors. Nobu Las Vegas is owned and operated independently of the Hard Rock Hotel & Casino Las Vegas. Culinary Dropout, with a seating capacity of approximately 320 persons, is a gastropub serving unique and simple pub fare. Fú, which means “luck” in Chinese, is an Asian restaurant, with a seating capacity of approximately 200 persons, offering a modern twist on Chinese cuisine. Fú features a unique fusion of Asian fare such as noodle dishes and the popular dim sum, and offers authentic Chinese cuisine with additional regional inspirations including Korean, Vietnamese and Thai. Fuel Express offers a diverse array of coffees, teas, pastries and freshly-blended smoothies and juices. Juice Bar offers an array of coffees, teas, freshly-blended smoothies, fresh squeezed juices, and a full service bar.
Reliquary
Our spa, salon and fitness center features a 1,500 square-foot Roman bath, 21 treatment rooms, including couples facilities, and hydro therapy rooms.
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
Casino marketing also includes the Backstage Pass loyalty program for casino guests. The program, which is available to all casino visitors, tracks each patron’s record, and based upon the level of gaming and nongaming activity, members may become eligible for discounted or complimentary services, invitations to special events and merchandise at the Hard Rock Hotel & Casino Las Vegas.

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
On November 11, 2008, HRH Holdings executed a license agreement (the "CNE license agreement") with Cherokee Nation Enterprises, LLC (“CNE”), an entity indirectly-wholly owned by the Cherokee Nation. Pursuant to the CNE license agreement, we have agreed to sublicense certain intellectual property, including the “Hard Rock Hotel” and “Hard Rock Casino” trademarks, to CNE in connection with a hotel and a casino that CNE opened in Catoosa, Oklahoma. Under the terms of the CNE license agreement, CNE has agreed to pay us a certain percentage of its annual gross revenues based on the performance of its Hard Rock Hotel/Casino as well as certain other license fees. On February 17, 2009, HRH Holdings received notice from the National Indian Gaming Commission (the “NIGC”) that the CNE license agreement (i) is not a management agreement requiring the NIGC Chairman’s approval under the Indian Gaming Regulatory Act, and (ii) does not provide us or any other party with an impermissible proprietary interest in Indian gaming. The CNE license agreement became effective upon receipt of this NIGC notice.
On October 13, 2009, HRH Holdings executed a license agreement with (the "Isleta license agreement") the Pueblo of Isleta (“Isleta”). Pursuant to the Isleta license agreement, the Company sublicensed certain intellectual property, including the “Hard Rock Hotel” and “Hard Rock Casino” trademarks, to Isleta in connection with a hotel and a casino that Isleta opened in Albuquerque,

New Mexico. Under the terms of the Isleta license agreement, Isleta agreed to pay us a certain percentage of its annual gross revenues based on the performance of its Hard Rock Hotel/Casino as well as certain other license fees. Similar to the CNE license agreement, the effectiveness of the Isleta license agreement was conditioned upon receipt of confirmation from the NIGC that the Isleta license agreement did not require its approval. On December 9, 2009, HRH Holdings received notice from the NIGC that the Isleta license agreement did not constitute a management contract and did not need to be approved by the NIGC Chairman. The Isleta license agreement became effective upon receipt of this NIGC notice. On December 24, 2012, Isleta and the Company mutually agreed to terminate the Isleta license agreement. The termination of the Isleta license agreement occurred on June 30, 2013. The Company recorded an impairment of the Isleta intangible asset included in other licenses of $6.2 million in December 2012. The $6.2 million impairment represented amounts included in the March 1, 2011 fair value related to the agreement which were anticipated at that time had the agreement continued after June 30, 2013. See further discussion at Note 5, Intangible Assets, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.
On November 11, 2013, the Company executed a license agreement with SCE Partners, LLC (“SCE”), pursuant to which certain intellectual property, including the “Hard Rock Hotel” and “Hard Rock Casino” trademarks, was licensed to SCE in connection with an approximately 30,000 square-foot land based casino and adjacent hotel in downtown Sioux City, Iowa ("Hard Rock Hotel & Casino Sioux City"). SCE together with the Missouri River Historical Development, Inc. ("MRHD") was awarded the land-based casino license on April 18, 2013 through the request for proposal process conducted by Iowa Racing and Gaming Commission (“IRGC”).  Hard Rock Hotel & Casino Sioux City is expected to have an approximately 30,000 square-foot casino with 700 machines and 18 table games along with an approximately 50 room hotel. A court ordered stay in favor of Belle of Sioux City, L.P. (a subsidiary of Penn National Gaming), which originally prevented IRGC from issuing the casino license to SCE, was lifted on February 14, 2013, and the Hard Rock Hotel & Casino Sioux City is expected to open in the fall of 2014.
On June 28, 2013, the Company executed a license agreement with Great Canadian Casinos, Inc., an affiliate of Great Canadian Gaming Corporation, for the Hard Rock Casino Vancouver, to rebrand and renovate the Boulevard Casino, situated in the city of Coquitlam, British Columbia in Metro Vancouver.  The Hard Rock Casino Vancouver opened December 20, 2013 and houses table games, including blackjack, roulette, pai gow, poker, baccarat, craps, VIP high-limit salons and more than 950 state-of-the-art interactive slot machines spread across an 80,000 square-foot casino floor.  The Hard Rock Casino Vancouver is also home to a 1,000 seat theater featuring music, comedy, performance arts and multi-cultural programming. The British Columbia Lottery Corporation and the British Columbia Gaming Policy Enforcement Branch (“GPEB”) must review, approve and complete background checks on HRHH IP, LLC as a condition of effectiveness to the license agreement.  GPEB determined that HRHH was an “associate” of Great Canadian Gaming Casinos, Inc. within the meaning of the Gaming Control Act of British Columbia and, as such, must submit to background investigations. Accordingly HRHH IP, LLC submitted the required information to GPEB and was approved as an associate company on November 26, 2013.
We also own a number of trademarks we consider important to our business. We intend to take all steps necessary to protect our trademark rights against unauthorized use throughout the world. See also Item 1A, Risk Factors – Risks Related to our Business – We may have disputes with third parties for infringement or misappropriation of their proprietary rights, which could have a negative impact on our business.

LAS VEGAS MARKET
During 2013, according to the Las Vegas Convention and Visitors Authority (the “LVCVA”), gaming revenues in Clark County increased 2.9% to approximately $9.7 billion and the number of visitors traveling to Las Vegas decreased slightly to approximately 39.7 million in 2013.
The following table sets forth certain statistical information for the Las Vegas market for the years 2009 through 2013, as reported by the LVCVA.

	For the years ended December 31,
	2013	2012	2011	2010	2009
Visitor Volume (in thousands)	39,668	39,727	38,929	37,335	36,351
Clark County Gaming Revenues (in millions)	$9,676	$9,400	$9,223	$8,908	$8,838
Hotel/Motel Rooms	150,593	150,481	150,161	148,935	148,941
Airport Passenger Traffic (in thousands)	41,857	41,668	41,480	39,757	40,469
Convention Attendance (in thousands)	5,107	4,944	4,865	4,473	4,492

COMPETITION
The hotel and casino industry in general, and the markets in which we compete in particular, are highly competitive. The Hard Rock Hotel & Casino Las Vegas, located less than one mile east of the Las Vegas Strip, competes with other high-quality Las Vegas resorts and other Las Vegas hotel casinos, including those located on the Las Vegas Strip, on the basis of overall atmosphere, range of amenities, price, location, entertainment offered, theme and size. Many of these Las Vegas resorts seek to attract customers to their properties by not only offering casino gaming, but also by providing hotel accommodations, food and beverage outlets, retail stores and other related amenities. To the extent that the Hard Rock Hotel & Casino Las Vegas seeks to enhance its revenue base by offering its own various resort amenities, it competes with the service offerings provided by these Las Vegas resorts. Some of these hotel casinos are operated by companies that have more than one operating facility and may have greater name recognition and financial and marketing resources than we do and market to the same target demographic group. See also Item 1A, Risk Factors – Risks Related to our Business – We face intense local and increasingly national competition which could impact our operations and adversely affect our business and results of operations.
We face additional competition from HRCI, which pursuant to the Hard Rock License may open competing “Hard Rock” hotels in jurisdictions other than Nevada and may open “Hard Rock” hotel/casinos in jurisdictions other than the Morton Territories. For example, HRCI uses or licenses the use of the “Hard Rock” name in connection with its Seminole Hard Rock Hotels in Hollywood and Tampa, Florida and a number of other Hard Rock Hotels or hotel/casinos. There can be no assurance that our business and results of operations will not be adversely affected by the management or the enforcement of the “Hard Rock” brand name by parties outside of our control. See also Item 1A, Risk Factors – Risks Related to our Business – Use of the “Hard Rock” brand name by entities other than us could damage the brand and our operations and adversely affect our business and results of operations.
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

 EMPLOYEES
As of December 31, 2013, we had 1,397 full-time employees and 642 on-call and seasonal employees who are employed on an as-needed basis. Except as set out below, none of our employees are represented by unions.
On November 6, 2009, the National Labor Relations Board ("NLRB") conducted an election to determine whether approximately 35 valet employees wished to be represented by the Teamsters Union Local 995 (the "Teamsters"). The NLRB ruled that a majority of the voters elected to be represented by the Teamsters and the Company petitioned for review to the District of Columbia Circuit Court of Appeals (“DC Circuit”). The DC Circuit denied the Company’s petition for review on March 23, 2012 and ordered enforcement of the ruling of the NLRB. The Company commenced bargaining with the Teamsters in May 2012 and such bargaining has continued through the date of this filing. We have been approached by other unions on various occasions and cannot be certain that one or more unions will not approach our employees. We consider our relations with our employees to be good and have never experienced an organized work stoppage, strike or labor dispute.

NEVADA GAMING REGULATION AND LICENSING
Introduction
The gaming industry is highly regulated. Gaming registrations, licenses and approvals, once obtained, can be suspended or revoked for a variety of reasons. We cannot be certain that our registrations, findings of suitability, licenses and approvals will not be suspended, conditioned, limited or revoked. The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations made under such Act, as well as to various local ordinances (collectively, the “Nevada Gaming Control Act”). The Company is subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board and the Clark County Liquor and Gaming Licensing Board (the “Clark County Board”), which we collectively refer to in this document as the “Nevada Gaming Authorities.” The Nevada Gaming Authorities have broad authority with respect to licensing and registration of our business entities and individuals investing in or otherwise involved with us. The Nevada Gaming Authorities may, among other things, revoke the gaming license of any corporate entity or the registration of a registered corporation or any entity registered as a holding company of a corporate licensee for violations of gaming regulations. In addition, the Nevada Gaming Authorities may, under certain conditions, revoke the license or finding of suitability of any officer, director, controlling person, stockholder, note-holder or key employee of a licensed or registered entity.

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
Changes in applicable laws, regulations and procedures could have significant negative effects on our gaming operations and our financial condition and results of operations.
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
Company Registration Requirements
In connection with our obtaining approvals and licenses to acquire and own the equity securities of LVHR, our Class A members were found suitable by the Nevada Commission as the beneficial owners and controlling beneficial owners of the Company. A finding of suitability by the Nevada Commission is required for certain licensing and other approvals, as explained in detail below.
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
If the Nevada Gaming Authorities were to find an officer or director or a member or manager of BREF HR Management, LLC (“BREF HR Management”), as applicable, or a key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. See Item 1A, Risk Factors – Risks Related to our Business –

We depend on BREF HR Management for the future success of our business and the loss of one or more of their key personnel could have an adverse effect on our ability to manage our business and operate successfully and competitively, or could be negatively perceived in the capital markets. In addition, the Nevada Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.
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
Consequences of Violating Gaming Laws
If the Nevada Commission decides that we have violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our applications, or registrations and gaming license. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act at the discretion of the Nevada Commission. Further, the Nevada Commission could appoint a supervisor to operate the gaming-related activities at the Hard Rock Hotel & Casino Las Vegas and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming licenses obtained and the appointment of a supervisor could, and revocation of any such gaming license would, have a significant negative effect on our gaming operations. See Item 1A, Risk Factors – Risks Related to our Business – The gaming industry is heavily regulated and failure to comply with extensive regulatory requirements may result in an adverse effect on our business.

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
Casino Lease
Lease of Casino Premises. On March 1, 2011, the Company entered into the Casino Lease, pursuant to which the Company leased to LVHR (i) a portion of the Hard Rock Hotel & Casino Las Vegas in which gaming operations presently are being conducted, comprising approximately 60,000 square feet of floor space, as well as other gaming areas located in and around the Hard Rock Hotel & Casino Las Vegas’ Pools including, without limitation, areas containing the front of the house casino-related slot machines, table games and sports book, all areas in the Hard Rock Hotel & Casino Las Vegas used for gaming purposes and (ii) the associated offices, back of the house count rooms, casino cages and all surveillance areas within the Hard Rock Hotel & Casino Las Vegas (collectively, the “Casino Premises”).
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
Rent. During the term of the Casino Lease, LVHR agreed to pay rent to the Company in the amount of $1.25 million per month, paid in arrears on the last day of each month under the Amended Resort Management Agreement (described below).
Sale of Gaming Assets and Working Capital Line. In addition to the Casino Lease, LVHR and the Company entered into the Existing Gaming Assets Acquisition Agreement dated as of March 1, 2011, pursuant to which LVHR acquired all of the then existing assets of the Company used in the Hard Rock Hotel & Casino Las Vegas’ gaming operations. As part of the Casino Lease, the Company was obligated to make available to LVHR a revolving line of credit to be used solely for working capital purposes. On December 22, 2011, we received all approvals, licenses and findings of suitability from the Nevada Commission necessary to serve as the operator of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas and we were approved to acquire and own the equity securities of LVHR. LVHR became one of our subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas on June 15, 2012. On or about the same date LVHR became one of our subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas, and we restructured and converted LVHR from a Nevada corporation to a Nevada limited liability company known as LVHR Casino, LLC. Upon consummation of the conversion of LVHR: (i) LVHR Casino, LLC became a mortgage borrower under the Amended Facility and the Second Mortgage; (ii) LVHR Casino, LLC continued to own all of the assets that are used at the Hard Rock Hotel & Casino Las Vegas gaming operations (which assets LVHR acquired on March 2, 2011) and (iii) the revolving line of credit was terminated.
Casino Management Agreement
Engagement of WG-Harmon. On March 1, 2011, LVHR entered into a Management Agreement (the “Management Agreement”) pursuant to which WG-Harmon agreed to manage the gaming operations at the Hard Rock Hotel & Casino Las Vegas for LVHR. During the term of the Management Agreement, WG-Harmon (as agent and key employee for LVHR) had the exclusive authority to conduct and direct all business and affairs in connection with the gaming operations at the Hard Rock Hotel & Casino Las Vegas (except with respect to the matters that are expressly the responsibility of LVHR). All duties performed by WG-Harmon were funded from operating capital provided by LVHR, and none of the duties were to be performed at WG-Harmon’s expense.

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
Resort Management Agreement
Management of Premises. On March 1, 2011, the Company and WG-Harmon entered in a Resort Management Agreement, which agreement was subsequently amended on June 15, 2012 (as amended, the “Amended Resort Management Agreement”), pursuant to which WG-Harmon manages the Hard Rock Hotel & Casino Las Vegas, including the gaming operations and the liquor operations.
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
Term. The term of the Amended Resort Management Agreement began on June 15, 2012 and will continue until March 31, 2016. The Amended Resort Management Agreement may be terminated by the Company, at any time during the term, by providing WG-Harmon with thirty days prior notice and payment of a termination fee as described in the Amended and Restated Resort Management Agreement.
Management Fees. During the term of the Amended Resort Management Agreement, the Company is required to pay WG-Harmon a base fee in the amount of $160,000 per month, payable monthly. Under the Amended Resort Management Agreement, the base fee may be reduced to $150,000 per month if WG-Harmon is no longer providing certain construction services to the Company. In April 2013, a $10,000 reduction to the base fee was put in place. In addition to such base fee, the Company is required to pay WG-Harmon an incentive management fee based on the performance of the adjusted EBITDA of the Hard Rock Hotel & Casino Las Vegas, as set forth in the Amended Resort Management Agreement.
Termination. Upon the occurrence of any Event of Default (as defined below), the non-defaulting party has a right to terminate the Amended Resort Management Agreement upon written notice given to the other parties. Additionally, the Company has the right to terminate the Amended Resort Management Agreement following (i) any failed drug test by the senior officers of Warner Gaming or WG-Harmon and the failure of Warner Gaming or WG-Harmon to promptly take remedial action in connection with such senior officer, (ii) any failed drug test of William W. Warner, (iii) if Warner Gaming or WG-Harmon is no longer controlled by William W. Warner (including in connection with his death or disability) or (iv) if William W. Warner is convicted of or pleads nolo contendere to any felony.
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

Additionally, an “Event of Default” of WG-Harmon under the Amended Resort Management Agreement includes:

•
a default or material breach by WG-Harmon under the Amended Resort Management Agreement, or the Amended and Restated IP License Agreement between the Company and WG-Harmon dated as of June 15, 2012 (the “IP License”), in each case where a remedy of termination is exercised;

•	WG-Harmon fails to maintain any necessary regulatory approvals;

•	WG-Harmon fails to comply with the IP License or the intellectual property provisions of the Amended Resort Management Agreement; and

•	WG-Harmon misapplies or misappropriates any funds from the Hard Rock Hotel & Casino Las Vegas operations, the Company or any reserve funds, which is not cured within two days’ written notice.
Change of Control Provisions. WG-Harmon may not assign the Amended Resort Management Agreement without the Company’s prior written approval, which may be withheld in the Company’s sole discretion. The Company may not assign the Amended Resort Management Agreement, other than to a mortgagee or to an affiliate succeeding in ownership of the Hard Rock Hotel & Casino Las Vegas, without WG-Harmon’s prior written approval, which may be withheld in WG-Harmon’s sole discretion.
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
The Amended Facility required that the Company repay in full all “paid in kind” interest outstanding on March 1, 2014 in the event the Company had not made sufficient payments to the lender to provide a specified debt yield. The Company did not meet the specified debt yield threshold for the twelve month period ending March 1, 2014. However, on March 5, 2014, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest until June 2, 2014. The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at The London InterBank Offered Rate (“LIBOR”) plus 2.5% with a 1.5% LIBOR floor (total of 4% at December 31, 2013). In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less that the current interest due, the interest shortfall (“PIK interest”) will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest, and principal according to the terms of the Amended Facility.
The outstanding PIK interest as of December 31, 2013, 2012 and 2011 was $39.8 million, $18.5 million and $8.2 million, respectively. The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, selling off a portion of existing collateral or attempting to obtain borrowings from other sources. If we are unable to restructure our indebtedness, find alternative financing on acceptable terms, or obtain approval from the lender to use our cash reserves to satisfy a portion this potential obligation, we risk losing some or all of our property to foreclosure. If prevailing interest rates or other factors at the time of any restructuring of our indebtedness or at the time we obtain borrowings from other sources results in higher interest rates, our interest expense would increase, which would harm our business and results of operations.
We incurred a pre-tax net loss for the years ended December 31, 2013 and 2012 and for the period from March 1, 2011 to December 31, 2011.
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
The Las Vegas market is showing signs of recovery with gaming revenues in Clark County reaching approximately $9.7 billion in 2013 and $9.4 billion in 2012, an increase of approximately 2.9% over 2012 (gaming statistics as released by the Las Vegas Convention and Visitors Authority). However, due to a number of factors affecting consumers, entertainment industries remain uncertain. These factors have resulted and could continue to result in fewer customers visiting, or customers spending less, in Las Vegas, as compared to prior periods. Gaming and other leisure activities represent discretionary expenditures and participation in such activities tends to decline during economic downturns, during which consumers generally have less disposable income. As a result, customer demand for the luxury amenities and leisure activities that we offer may continue to be depressed. Furthermore, during periods of economic contraction, revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings.
We operate a single property located in Las Vegas and rely on the Las Vegas and Southern California and Northern California markets. Changes adversely impacting these markets could have a material effect on our business, financial condition and results of operations.
Our business has a limited base of operations and substantially all of our revenues are currently generated by the Hard Rock Hotel & Casino Las Vegas. Accordingly, we are subject to greater risks than a more diversified hotel and casino resort operator and the profitability of our operations is linked to local economic conditions in Las Vegas and, indirectly, Southern and Northern California markets, where many of our hotel casino’s targeted customers reside. The combination of a decline in the local economies of Las Vegas, Southern California or Northern California, reliance on a single location and the significant investment associated with it may cause our operating results to fluctuate significantly and may adversely affect us and materially affect our total profitability.

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
Many of the competing properties have themes and attractions which draw a significant number of visitors and directly compete with our operations. Some of these properties are operated by subsidiaries or divisions of large public companies that may have greater name recognition and financial and marketing resources than we do and market to the same target demographic group as we do. Various competitors are expanding and renovating their existing facilities. We believe that competition in the Las Vegas hotel, resort and casino industry is based on certain property-specific factors, including overall atmosphere, range of amenities, price, location, entertainment attractions, theme and size. Any market perception that we do not excel with respect to such property-specific factors could adversely affect our ability to compete effectively. If we are unable to compete effectively, we could lose market share, which could adversely affect our business and results of operations.
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

Further, there can be no assurance the Las Vegas market will show future growth or that hotel casinos will continue to be popular. In the event that there is a decline or sustained leveling off of the growth or popularity of gaming facilities generally, our financial condition and results of operations would be adversely affected.
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
We reported pre-tax net losses of $105.5 million, $115.6 million and $66.1 million for the years ended December 31, 2013 and 2012 and for the period from March 1, 2011 to December 31, 2011, respectively. There can be no assurance that we will attain profitability in the near term or at all.
We have substantial debt, and we may incur additional indebtedness, which may negatively affect our business and financial results.
We have substantial debt service obligations, and as of December 31, 2013 the book value of our total debt was approximately $703.4 million, with a face amount of $932.5 million. In addition, as of December 31, 2013, the Company has outstanding $61.2 million in supplemental interest under the Amended Facility. Under the Amended Facility, supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4% effective interest rate at maturity after consideration of all prior payments of principal and interest.
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
The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, selling off a portion of existing collateral or attempting to obtain borrowings from other sources. However, there is no certainty on the outcome. We have placed mortgages on our hotel casino property to secure our indebtedness. In the event the PIK interest is not paid on June 2, 2014, among other lesser remedies, the lender may declare all unpaid principal and accrued interest under the Amended Facility due and payable immediately. If the PIK payment is not made on June 2, 2014 we risk losing some or all of our property to foreclosure. If this occurs, our business and results of operations would be materially adversely affected. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. See also above, Item 1A, Risk Factors – Risks Related to our Business – There is substantial doubt about our ability to continue as a going concern.
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
Recent Sales of Unregistered Securities
At the closing of the Assignment on March 1, 2011, we issued to each of our members Class A Units or Class B Units in consideration of the initial contributions they made to us (or were deemed to make to us). Upon the closing and as of December 31, 2013, BREF HR Management held all of our outstanding Class A Units and Brookfield Financial held all of our outstanding Class B Units. The issuances of the membership interests were made in reliance upon the exemption from registration requirements under Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters employed in connection with the issuance of the membership interests. See Item1, Business – The Company – The Assignment.

Item 6	Selected Financial Information
SELECTED FINANCIAL DATA
The selected financial data of HRH Holdings presented in the table below has been derived from the audited consolidated financial statements of HRH Holdings. The selected historical income statement data of the Company for the years ended December 31, 2013 and 2012 and for the period from March 1, 2011 to December 31, 2011 have been derived from the audited consolidated financial statements of the Company.
In the opinion of management, the audited information set forth below contains all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial data at the relevant date and the operating data for the relevant periods. Historical results are not necessarily indicative of the results of operations to be expected for future periods. The selected financial and operating data set forth below should be read in conjunction with the Company’s and HRH Holdings‘ consolidated financial statements and notes thereto and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Company			HRH Holdings
	As of and for the year ended December 31, 2013	As of and for the year ended December 31, 2012	As of and for the period from Mar 1, 2011 to December 31, 2011	As of and for the period from Jan 1, 2011 to Feb 28, 2011	As of and for the years ended December 31,
($ in thousands)					2010	2009
Statement of Operations Data:
Net revenues	$194,613	$198,541	$164,653	$29,257	$223,971	$161,554
(Loss) income from operations (1) (2) (3)	$(7,197)	$(25,456)	$1,527	$(7,451)	$(60,937)	$(132,624)

Balance Sheet Data:
Cash and cash equivalents	$14,094	$13,658	$16,818	$20,191	$15,023	$12,277
Total assets	$604,227	$627,841	$680,452	$1,191,539	$1,237,579	$1,301,082
Long term debt and capital lease obligations, less current portion	$16,596	$647,885	$608,699	$1,238,553	$1,305,910	$1,210,874
Total debt	$703,446	$647,885	$608,699	$1,305,910	$1,305,910	$1,201,874
Shareholders/Members (deficit) equity	$(200,551)	$(95,012)	$20,389	$(182,173)	$(192,514)	$(64,873)
(1)    HRH Holdings recognized a non-cash impairment charge of approximately $108.7 million related to the land intended for sale in the fourth quarter of 2009. The impairment charge resulted from factors impacted by current market conditions including: (i) lower market valuation multiples for gaming assets; (ii) higher discount rates resulting from turmoil in the credit and equity markets; and (iii) current cash flow forecasts for HRH Holdings.
(2)    HRH Holdings recognized a non-cash impairment charge of approximately $16.2 million related to the adjacent land in the fourth quarter of 2009. The impairment charge resulted from factors impacted by current market conditions including: (i) lower market valuation multiples for gaming assets; (ii) higher discount rates resulting from turmoil in the credit and equity markets; and (iii) current cash flow forecasts for HRH Holdings.
(3)    The Company recognized a non-cash impairment charge of approximately $6.2 million, relating to the Isleta license agreement and $15.0 million, relating to the Hard Rock trademark during 2012. On December 24, 2012, Isleta and the Company mutually agreed to terminate the Isleta license agreement. The termination of the Isleta license agreement occurred on June 30, 2013. As part of such termination, the Company recorded an impairment of other licenses of $6.2 million. The $6.2 million impairment represented amounts included in the March 1, 2011 fair value related to the Isleta licenses agreement which were anticipated at that time had the Isleta license agreement continued after June 30, 2013. During the second quarter of 2012, due to weak economic conditions, the Company performed an interim impairment analysis of the Hard Rock trademark. This analysis resulted in an impairment charge of $3.0 million for the second quarter of 2012. During the fourth quarter of 2012, the Company completed its annual impairment analysis of the Hard Rock trademark, which resulted in an impairment charge of $12.0 million. These impairment charges were the result of reductions in the projected revenue due to the weak market environment and are included within Impairment of intangible assets reflected in the Consolidated Statement of Operations and Comprehensive (Loss) Income.

Item 7        Management’s Discussion and Analysis of Financial Condition and Results of Operations
THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, AND THE OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.
Within this management’s discussion and analysis of financial condition and results of operation for the period from March 1, 2011 to December 31, 2013, references to the “Company,” “we,” “us,” or “our” refer to BREF HR, LLC, and references to “HRH Holdings” for the period from January 1, 2011 to February 28, 2011 refer to Hard Rock Hotel Holdings, LLC.
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
Substantially all of our current business is comprised of the operation of the Hard Rock Hotel & Casino Las Vegas. For the year ended December 31, 2013, Hard Rock Hotel & Casino Las Vegas’ gross revenues were derived 20.5% from gaming operations, 34.5% from food and beverage, 28.9% from lodging and 16.1% from retail and other sales. Our business strategy is to provide our guests with an energetic and exciting gaming and entertainment environment with the services and amenities of a luxury boutique hotel.
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
The following are key gaming industry-specific measurements we use to evaluate casino revenues. “Table game drop” and “slot machine handle” are used to identify the amount wagered by patrons for a casino table game and slot machine, respectively. “Drop” and “Handle” are abbreviations for table game drop and slot machine handle, respectively. “Table game hold percentage” and “slot machine hold percentage” represent the percentage of the total amount wagered by patrons that the casino has won. Such hold percentages are derived by dividing the amount won by the casino by the amount wagered by patrons.
See Note 1, Company Structure and Significant Accounting Policies, to  our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K and Item 1A, Risk Factors – Risks Related to our Business – There is substantial doubt about our ability to continue as a going concern, for a discussion of factors that could affect our ability to continue as a going concern.

Results of Operations
Results of Operations for the Year Ended December 31, 2013 Compared to the Results for the Year Ended December 31, 2012

	Company		2013 vs 2012
($ in thousands)	For the year ended December 31, 2013	For the year ended December 31, 2012	$	%
Statement of Operations Data:
Revenue
Casino	$43,965	$43,572	393	0.9%
Lodging	61,910	61,356	554	0.9%
Food and beverage	73,924	79,348	(5,424)	(6.8)%
Retail	2,649	2,789	(140)	(5.0)%
Other	31,867	31,469	398	1.3%
Gross revenues	214,315	218,534	(4,219)	(1.9)%
Less: Promotional allowances	(19,702)	(19,993)	291	(1.5)%
Net revenues	194,613	198,541	(3,928)	(2.0)%

Costs and Expenses
Casino	35,593	35,444	149	0.4%
Lodging	19,797	20,472	(675)	(3.3)%
Food and beverage	43,540	44,747	(1,207)	(2.7)%
Retail	1,525	1,682	(157)	(9.3)%
Other	21,350	20,495	855	4.2%
Marketing	9,324	8,650	674	7.8%
Fee and expense reimbursements	1,836	2,206	(370)	(16.8)%
General and administrative	37,916	36,832	1,084	2.9%
Depreciation and amortization	30,916	31,360	(444)	(1.4)%
(Gain) loss on disposal of assets	(26)	501	(527)	(105.2)%
Pre-opening	39	433	(394)	(91.0)%
Impairment of licenses and trademarks	—	21,175	(21,175)	(100.0)%
Total costs and expenses	201,810	223,997	(22,187)	(9.9)%
Loss from operations	(7,197)	(25,456)	18,259	(71.7)%
Interest income	23	36	(13)	(36.1)%
Interest expense	(98,316)	(89,554)	(8,762)	9.8%
Loss on joint venture investment	(49)	(630)	581	(92.2)%
Loss before income tax expense	(105,539)	(115,604)	10,065	(8.7)%
Income tax expense	—	—	—	—%
Net loss	$(105,539)	$(115,604)	10,065	(8.7)%
Casino Revenues. The Company did not directly earn any casino revenues until June 15, 2012. However, the Company has included revenues earned by LVHR during such period in its consolidated financial statements in accordance with applicable guidance relating to variable interest entities.
Casino revenues increased $0.4 million to $44.0 million for the year ended December 31, 2013 from $43.6 million for the year ended December 31, 2012.
Slot. Slot machine revenues increased $2.4 million during 2013 as we continued to focus on optimizing the slot floor with the introduction of new product and technology and growing our customer base with strategic marketing initiatives.
Table Games. Table games revenues decreased $1.9 million during 2013 due to a decrease in the hold percentage to 11.0% from 11.9%. While the 11.0% hold is within our expected range for table games, the increased focus on baccarat gaming put downward pressure on hold percentages during the year.

Lodging Revenues. Lodging revenues increased during 2013 due to an increase in occupancy which was slightly offset by a decrease in average daily rate. For the year ended December 31, 2013 average daily rate, occupancy, and revenue per available room was $125, 88.7%, and $113, respectively, compared to $133, 82.5%, and $112, respectively, during 2012. The increase in occupancy was primarily driven by increases in the casino and online travel segments which was needed to fill a 2013 decline in group rooms business. The decline in average daily rate was the result of the increase in online travel segment. In addition, we continued to focus on casino rooms in an effort to drive repeat visits and grow our customer base.
Food and Beverage Revenues. The decrease in food and beverage revenues during 2013 was attributed to the conversion of a wholly-owned restaurant into a joint venture, as well as decreases in revenue generated by our Pools, nightclubs, and banquets due to increased competition in the Las Vegas market. Revenue generated by banquets decreased due to the decline in volume of group and corporate business events.
Other Revenues. The increase in other revenues during 2013 was primarily the result of an increase in concert revenues due to a successful residency model in 2013 offset, in part, by a decrease in licensing associated with the termination of the Isleta license agreement and sponsorship revenues.
Casino Expenses. Casino expenses increased during 2013 primarily due to an increase in our casino complimentary expenses used to drive new and repeat guests, as well as incremental variable expenses associated with corresponding revenue growth.
Lodging Expenses. Lodging expenses decreased during 2013 due to a change in our lodging marketing strategy with respect to incentives in our wholesale and online travel segments. These 2013 savings were partially offset with incremental variable expenses associated with the increase in number of occupied rooms.
Food and Beverage Expenses. The decrease in food and beverage expenses during 2013 was due to decreased volume in our restaurants, bars, nightlife and banquet spaces due to increased competition both on property (with a full year of joint venture restaurant operations in 2013) and in the Las Vegas market. In addition, banquet expenses decreased commensurate with the drop in corporate group room nights.

Other Expenses. Other expenses increased during 2013 due to an increase in the number of residencies held at the Joint and therefore a corresponding increase in artist fees, which was only slightly offset by efficiencies made in entertainment programming at the Pools.
Marketing. The increase in marketing expenses during 2013 was a result of our 2013 interactive advertising campaigns and a refresh of all property marketing collateral. We believe that these changes will enhance the brand awareness to our property both in local and out of town markets.
General and Administrative. General and administrative expenses increased in 2013 primarily due to increased legal fees related to certain litigation matters.  These increases were partially offset by savings in payroll related expenses.

Impairment of intangible assets.  The Company did not incur any impairment of its intangible assets in 2013.  In 2012, we recognized a non-cash impairment of charge relating to the Hard Rock trademark of $15.0 million and an additional $6.2 million relating to the Isleta license agreement.
Interest Expense. The increase in interest expense was the result of an increase in the amount of debt as a result of interest being paid in kind during 2012 and 2013.

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

	Company			HRH Holdings	2012 vs 2011
($ in thousands)	For the year ended December 31, 2012	2011 Combined	Period from Mar 1, 2011 to December 31, 2011	Period from Jan 1, 2011 to Feb 28, 2011	$	%
Statement of Operations Data:
Revenue
Casino	$43,572	$40,614	$34,641	$5,973	2,958	7.3%
Lodging	61,356	57,947	48,725	9,222	3,409	5.9%
Food and beverage	79,348	82,298	69,908	12,390	(2,950)	(3.6)%
Retail	2,789	3,014	2,588	426	(225)	(7.5)%
Other	31,469	28,602	24,011	4,591	2,867	10.0%
Gross revenues	218,534	212,475	179,873	32,602	6,059	2.9%
Less: Promotional allowances	(19,993)	(18,565)	(15,220)	(3,345)	(1,428)	7.7%
Net revenues	198,541	193,910	164,653	29,257	4,631	2.4%

Costs and Expenses
Casino	35,444	35,383	29,717	5,666	61	0.2%
Lodging	20,472	19,443	16,321	3,122	1,029	5.3%
Food and beverage	44,747	42,753	37,005	5,748	1,994	4.7%
Retail	1,682	1,969	1,696	273	(287)	(14.6)%
Other	20,495	16,807	13,930	2,877	3,688	21.9%
Marketing	8,650	6,710	5,867	843	1,940	28.9%
Fee and expense reimbursements	2,206	2,605	1,673	932	(399)	(15.3)%
General and administrative	36,832	38,295	31,906	6,389	(1,463)	(3.8)%
Depreciation and amortization	31,360	35,673	24,815	10,858	(4,313)	(12.1)%
Loss on disposal of assets	501	50	50	—	451	902.0%
Pre-opening	433	146	146	—	287	196.6%
Impairment of licenses and trademarks	21,175	—	—	—	21,175	100.0%
Total costs and expenses	223,997	199,834	163,126	36,708	24,163	12.1%
(Loss) income from operations	(25,456)	(5,924)	1,527	(7,451)	(19,532)	329.7%
Interest income	36	74	66	8	(38)	(51.4)%
Interest expense	(89,554)	(82,544)	(67,674)	(14,870)	(7,010)	8.5%
Gain on forgiveness of debt	—	32,460	—	32,460	(32,460)	(100.0)%
Loss on joint venture investment	(630)	—	—	—	(630)	100.0%
Net (loss) income	(115,604)	(55,934)	(66,081)	10,147	(59,670)	106.7%
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
Slot. Slot machine revenues increased $1.6 million to $17.2 million during 2012 due to an increase in the hold percentage offset in part by a decrease in slot handle. Management believes the decrease in slot handle was due to the construction projects under way in 2012 and also increased competition from other hotel/casinos on the Las Vegas strip.
Table Games. Table games revenues increased $1.4 million to $25.9 million during 2012 due to an increase in the hold percentage to 11.9% from 10.1% partially offset by a decrease in drop. Management believes the decrease in table games drop was due to increased competition from other hotel/casinos on the Las Vegas strip.
Lodging Revenues. Lodging revenues increased during 2012 due to an increase in occupancy and an increase in the average daily rate. For the year ended December 31, 2012 average daily rate, occupancy, and revenue per available room was $133, 82.5%, and $112, respectively, compared to $132, 79.6%, and $105, respectively, during 2011.
Food and Beverage Revenues. Food and beverage revenues decreased during 2012 primarily due to the closure of venues during construction of four new food and beverage outlets, including, Culinary Dropout, Ainsworth, Fú and Fuel Express, and a decline in nightclub revenue from Vanity due to the competitive nightclub market in Las Vegas during 2012. Due to the significant decline in revenue at Vanity, Body English was reopened on December 28, 2012 after being closed since January 1, 2010. Vanity has limited its operations exclusively to special events since January 1, 2013.
Retail Revenues. Retail revenues decreased during 2012 primarily due to the relocation of the Hard Rock retail store into a smaller footprint and a decline in the number of transactions during 2012.
Other Revenues. Other revenues increased during 2012 primarily due to having 23 more events in 2012 compared to 2011.
Promotional Allowances. Promotional allowances increased during 2012 due to increased marketing efforts to attract casino customers by providing rooms on a complimentary basis.
Lodging Expenses. Lodging expenses increased during 2012 primarily due to operating costs associated with the increase in occupancy.
Food and Beverage Expenses. Food and beverage expenses increased during 2012 primarily due to an increase in the number of pool and nightclub events and an increase in advertising in order to promote the respective venues.
Retail Expenses. Retail expenses decreased during 2012 as the result of a decrease in cost of goods sold included in retail costs and expenses.
Other Expenses. Other expenses increased during 2012 primarily due to a $2.8 million increase in concert expense (artist fees) as a result of having 23 more concerts.
Marketing. Marketing expenses increased during 2012 primarily due to an increase in advertising and personnel in an effort to drive brand awareness in our competitive market.
General and Administrative. General and administrative expenses decreased during 2012 primarily due to a decrease in property taxes due to a decline in assessed property values and a decline in professional fees related to the Assignment.
Depreciation and Amortization. Depreciation and amortization expense decreased during 2012 as a result of the decreased values at the time of the Assignment coupled with an intangible asset that became fully depreciated during the first quarter of 2012.
Interest Expense. Interest expense increased during 2012 due to the debt discount amortization as part of the Assignment partially offset by a decrease in the interest rate of debt after the Assignment.

LIQUIDITY AND CAPITAL RESOURCES
See Note 1, Company Structure and Significant Accounting Policies, to  our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K and Item 1A, Risk Factors – Risks Related to our Business – There is substantial doubt about our ability to continue as a going concern, for a discussion of factors that could affect our ability to continue as a going concern.
Liquidity Requirements
Short-Term Liquidity Requirements. Our liquidity requirements for 2014 consist primarily of funds necessary to pay operating expenses associated with our subsidiaries’ hotel and casino operations, interest, payment of principal, fees and expenses under certain of our subsidiaries’ loan agreements (including required deposits into reserve accounts) and capital expenditures associated with the Hard Rock Hotel & Casino Las Vegas. Anticipated sources of our liquidity needs include our subsidiaries’ existing working capital, cash provided by our subsidiaries’ operations and our subsidiaries’ non-restricted cash reserves. Our material cash requirements for 2014 include the payment of all PIK interest outstanding on March 1, 2014 of $44.3 million which will become due on June 2, 2014, interest payments of $36.7 million related to our Amended Facility, which has a PIK option as discussed below and capital expenditures of $13.4 million.
The Amended Facility required that the Company repay in full all “paid in kind” interest outstanding on March 1, 2014 in the event the Company had not made sufficient payments to the lender to provide a specified debt yield. However, on March 5, 2014, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest until June 2, 2014.
The outstanding PIK interest as of December 31, 2013, 2012 and 2011 was $39.8 million, $18.5 million and $8.2 million, respectively. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on June 2, 2014. The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, selling off a portion of existing collateral or attempting to obtain borrowings from other sources. If we are unable to restructure its indebtedness, obtain alternative financing on acceptable terms, obtain approval from the lender to use available cash reserves to satisfy a portion of this potential obligation, or a combination thereof, we risk losing some or all of our property to foreclosure. If prevailing interest rates or other factors at the time of any restructuring of our indebtedness or at the time we obtain borrowings from other sources results in higher interest rates, our interest expense would increase, which would harm our business and results of operations.
For the years ended December 31, 2013 and 2012 the Company incurred cash interest payments of $14.9 million and $25.4 million, respectively. For the period March 1, 2011 to December 31, 2011, the Company incurred cash interest payments, of $21.4 million. For the period from January 1, 2011 to February 28, 2011, HRH Holdings incurred cash interest payments of $8.2 million.
For the years ended December 31, 2013 and 2012 the Company incurred capital expenditures of $5.2 million and $13.0 million, respectively. For the period March 1, 2011 to December 31, 2011, the Company incurred capital expenditures of $4.8 million. For the period from January 1, 2011 to February 28, 2011, HRH Holdings incurred capital expenditures of $0.1 million.
Long-Term Liquidity Requirements. Our long-term liquidity requirements include funds necessary to pay debt under the Amended Facility and Second Mortgage. The Amended Facility requires that the Company repay in full all PIK interest outstanding on March 1, 2014, as discussed above, and February 29, 2016, in the event the Company has not made sufficient payments to the lender to provide a specified debt yield, according to the terms specified in the Amended Facility and as discussed below.
The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at LIBOR plus 2.5% with a 1.5% LIBOR floor (total of 4% at December 31, 2013). In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less than the current interest due, the interest shortfall will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest, as PIK interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.
The maturity date of the Second Mortgage is March 1, 2018 and provides for an effective interest rate of 15% payable at maturity.

Cash Flows for the Year Ended December 31, 2013
Operating Activities. Our operating cash flows primarily consist of our operating income (excluding non-cash charges), interest paid and changes in working capital accounts such as receivables, inventories, prepaid expenses and payables. Net cash provided by operating activities amounted to $8.1 million million for the year ended December 31, 2013, compared to $3.0 million provided by operating activities for year ended December 31, 2012. The $5.2 million increase in net cash provided by operating activities primarily relates to a change in working capital.
Investing Activities. Net cash used in investing activities amounted to $7.1 million for the year ended December 31, 2013, compared to $3.3 million for the year ended December 31, 2012. The $3.8 million increase in net cash used in investing activities was primarily due to a decrease in restricted cash withdrawals as a source of cash and reduced capital expenditures in 2013 as there were no major capital projects in 2013.
Financing Activities. Net cash used in financing activities amounted to $0.6 million and $2.9 million for the year ended December 31, 2013 and 2012. The $2.2 million decrease in net cash used in financing activities was primarily attributable to a decrease in on capital lease payments and a decline in repayment of borrowings during 2013.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and other commitments as of December 31, 2013, excluding the PIK interest payment, and assumes that the principal balance on the debt is repaid on the maturity date:

	Payments due by
($ in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long term debt	3,026	39,825	1,057,175	—	1,100,026
Estimated interest payments on long term debt (excluding PIK interest)	25,166	64,495	212,396	—	302,057
Capital leases	391	177	—	—	568
WG-Harmon Resort Management Agreement (1)	1,800	2,250	—	—	4,050
Total	30,383	106,747	1,269,571	—	1,406,701
(1) Excludes any incentive fees potential earned by WG-Harmon under the Amended Resort Management Agreement as such amounts are based on actual Company performance.
We have excluded the PIK interest payment due on June 2, 2014, which as of December 31, 2013 was $39.8 million, from the contractual obligations table above. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on June 2, 2014, and therefore, the Company could be in default upon notification by the lender. However, the above table has been prepared assuming that the Company will be able to restructure its indebtedness, obtain alternative financing on acceptable terms, obtain approval from the lender to use available cash reserves to satisfy a portion of this potential obligation, or a combination thereof.
See further discussion above under Short-Term Liquidity Requirements and at Note 8, Debt, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.
The Company made cash interest payments on its long-term debt of $14.9 and $25.4 million for the years ended December 31, 2013 and 2012, respectively, and $21.4 million for the period from March 1, 2011 to December 31, 2011. HRH Holdings made cash interest payments on its long-term debt of $8.2 million for the two-month period ended February 28, 2011.
Our ability to service our contractual obligations and commitments will be dependent on availability of operating cash and on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.
We are a defendant in various lawsuits relating to routine matters in the normal course of our business. Management provides an accrual for estimated losses that may occur to the extent the loss is probable and estimable. We do not believe that the outcome of the disclosed litigation, in the aggregate, will have a material effect on our business, or results of operations or financial condition of the Company. See Note 9, Commitments and Contingencies, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.
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
The following restricted cash can be used as a source of liquidity for its respective restricted purposes:

($ in thousands)	December 31, 2013	December 31, 2012
Current
Tax reserves	$2,602	$2,072
Insurance reserves	1,329	1,327
Other reserves	363	363
Workers' compensation reserves	775	233
Total current restricted cash	5,069	3,995
Long-term
Working capital reserves	14,399	16,148
Available restricted cash reserves for future capital expenditures	4,955	1,633
Total long-term restricted cash	19,354	17,781
Total restricted cash	$24,423	$21,776
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
Recently Issued and Adopted Accounting Pronouncements
For discussions of the adoption and potential impacts of recently issued accounting standards, refer to Note 1, Recently Issued and Adopted Accounting Pronouncements, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.

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
As of December 31, 2013, our total outstanding variable rate debt had a face value of approximately $902.5 million.
Effective March 27, 2013, the Company entered into two cash flow hedges for a total notional amount $883.4 million at a LIBOR cap rate of 2.5%. At December 31, 2013, the LIBOR rate was 0.16825% on the total outstanding debt, thereby making our caps out of the money. Due to a LIBOR floor of 1.5% currently in place under the Amended Facility, the LIBOR rate would have to exceed the LIBOR floor for our interest expense to be affected and any decrease in interest rates would not decrease interest expense. Subject to the caps and the LIBOR floor, as of December 31, 2013, a hypothetical 1% increase in market rates above the LIBOR floor of 1.5% to 2.5% would increase interest expense for the next twelve months by $9.0 million and a hypothetical 2% increase in market rates above the LIBOR floor of 1.5% to 3.5% would increase interest expense for the next twelve months by $9.7 million. Due to the LIBOR floor, a decrease in market interest rates would not decrease our annual interest expense.

Item 8	Financial Statements and Supplementary Data
See the Index to Financial Statements beginning on page F-1.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of our principal executive and financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.
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
The Company’s management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.
Changes in Internal Control Over Financial Reporting during the Year Ended December 31, 2013
As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012, management identified material deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal controls over financial reporting at December 31, 2012:

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

As of December 31, 2013, the Company enhanced its process and controls surrounding the internal control over financial reporting to remediate the material weaknesses. Specifically, the Company expanded and improved the controls surrounding the review of the consolidated financial statements, including the consolidated statement of cash flows, and surrounding significant and unusual contracts and transactions. The remediation process included hiring a new Chief Financial Officer in the third quarter of 2012 and additional financial accounting resources in 2013.
As of December 31, 2013, management believes it has put in place controls that are sufficient to address the material weaknesses mentioned above, and believes that such material weaknesses have been remediated.

Item 9B     Other Information
None.

PART III

Item 10 Directors, Executive Officers and Corporate Governance
The Company does not have a board of directors, or maintain a separately designated audit, compensation or nominating committee. The Company is managed by BREF HR Management in compliance with the gaming laws of the State of Nevada. The following table sets forth the name, age and position of each of the members and managers of BREF HR Management and executive officers of the Company:

Name	Age	Position
Andrea Balkan	49	Authorized Representative
Barry S. Blattman	51	Authorized Representative
Theresa Hoyt	51	Authorized Representative
William M. Powell	55	Authorized Representative
William W. Warner	49	Authorized Representative, Principal Executive Officer
Marlo Vandemore	41	Authorized Representative, Principal Financial Officer
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
Marlo Vandemore. Ms. Vandemore joined a subsidiary of the Company as Chief Financial Officer, in August 2012. Ms. Vandemore has over 15 years of financial experience and has worked at the Los Angeles Dodgers, Navigant Consulting, FTI Consulting, and PricewaterhouseCoopers. Prior to joining the Company, Ms.Vandemore served as Vice President of Finance and Accounting at the Los Angeles Dodgers, where she was responsible for the day to day finance operations. Ms. Vandemore holds a B.S. in Accounting from the University of Southern California and is a certified public accountant. Ms. Vandemore recently gave notice to the Company of resignation from her position at a subsidiary of the Company, and such resignation will be effective May 10, 2014.
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
The Company is managed under the Management Agreement with WG Harmon as discussed in Part 1, Item 1 – Business, Agreements Governing the Operations of the Hard Rock Hotel & Casino Las Vegas. William W. Warner became the Company’s effective Chief Executive Officer on March 1, 2011, and is responsible for the conduct of the Company's day-to-day operations under the supervision of BREF HR Management. WG Harmon receives base fees in addition to an incentive management fee based on the performance of the adjusted EBITDA of the Hard Rock Hotel & Casino Las Vegas. Compensation of Mr. Warner, who we consider to be the Company’s principal executive officer, is not paid by the Company.
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

Compensation Philosophy and Objectives
As companies in the Las Vegas hotel and casino market are likely to compete with us in the marketplace for recruiting and retaining key executives, we have created what we believe is an attractive executive compensation program. In setting the compensation of our named executive officers, we evaluate the scope of the named executive officer responsibilities and our general knowledge of compensation practices in the Las Vegas hotel and casino market. The amount and form of compensation paid or granted to our named executive officers is also determined by the seniority of his or her position and his or her anticipated roles and responsibilities within the organization. In general, executive officers with higher levels of responsibility and a greater ability to influence results have a greater percentage of their total compensation based on variable compensation.
Summary Compensation Table
The following table sets forth the compensation awarded to, paid to or earned by our principal financial officer for the year ended December 31, 2013 and prior to that, as applicable. We consider Mr. Warner, the Company’s effective Chief Executive Officer, as our principal executive officer. Compensation of Mr. Warner is not paid by the Company, and therefore we have not provided his compensation information.

Name and Principal Position	Year	Salary		Annual Bonus	All Other Compensation	Total
Marlo Vandemore (1)	2013	$260,000		$—	$—	$260,000
Authorized Representative, Principal Financial Officer	2012	100,000	(2)	10,000	—	110,000

Brent Zatezalo (3)	2012	95,112	(4)	—	5,769	100,881
Authorized Representative, Principal Financial Officer	2011	95,769	(4)	15,103	—	110,872
(1)    Ms. Vandemore became the Chief Financial Officer of a subsidiary on July 30, 2012.
(2)    Based on an annual base salary of $260,000.
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

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
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

Name of Beneficial Owner	Percentage Ownership of Class A Units	Percentage Ownership of Class B Units
BREF HR Management, LLC (1) (2)	100%	—
Brookfield Financial, LLC as to its Series B (1) (3)	—	100%
Andrea Balkan (1)	—	—
Barry S. Blattman (1)	—	—
Theresa Hoyt (1)	—	—
William M. Powell (1)	—	—
William W. Warner (4)	—	—
Marlo Vandemore (5)	—	—
All members and managers of BREF Management as a group (4 persons)	—	—

(1)	The business address for each of BREF HR Management, Mesdames Balkan and Hoyt and Messrs. Blattman and Powell is Three World Financial Center, 250 Vesey Street, 15th Floor New York, NY 10281.

(2)	Mesdames Balkan and Hoyt and Messrs. Blattman and Powell have dispositive power over the Class A Units held by BREF HR Management.

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

(4)	The business address for William W. Warner, an authorized representative and our principal executive officer, is 3883 Howard Hughes Parkway, Suite 800, Las Vegas, NV 89169.

(5)	The business address for Marlo Vandemore, an authorized representative, our principal financial officer and Chief Financial Officer of a subsidiary, is 4455 Paradise Road, Las Vegas, NV 89169.

Item 13	Certain Relationships and Related Transactions, and Director Independence
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

The Company does not have written policies or procedures for the review, approval or ratification of related party transactions required to be reported pursuant to Item 404 of Reg S-K. As we do not have a board of directors, the members and managers of the Company approve of related party transactions, as appropriate.
LVHR Gaming Operations Agreement
See Item 1, Business – Corporate Structure and Item 1, Business – Agreements Governing the Operation of the Hard Rock Hotel & Casino Las Vegas for discussion regarding the LVHR third party operating agreement.
Second Mortgage Loan Agreement
The Company is a party to the Second Mortgage with Brookfield Financial. See Note 8, Debt, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.
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

See also Note 7, Agreements with Related Parties, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.

Item 14	Principal Accounting Fees and Services
Audit Fees
Audit fees and expenses billed to the Company by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2013 and 2012 for the audit of our consolidated annual financial statements totaled approximately $652,000 and $905,000, respectively. Audit fees and expenses billed to the Company by Deloitte for the year ended December 31, 2011 for the audit of our consolidated annual financial statements and for the review of the financial statements included in the filed Registration Statements totaled approximately $472,000. Audit fees and expenses billed to the Company or HRH Holdings by BDO USA, LLP (“BDO”) for the two-month period ended February 28, 2011 for the audit of HRH Holdings financial statements and for reviews of financial statements to be included in HRH Holdings Form 10-Qs totaled approximately $246,000.
Audit-Related Fees
Audit-related fees and expenses billed to the Company by Deloitte for the year ended December 31, 2012 for audit related accounting services totaled approximately $22,000. There were no audit-related fees or expenses billed the Company by Deloitte for the years ended December 31, 2013 and 2011. Audit-related fees and expenses billed to the Company or HRH Holdings by BDO for the years ended December 31, 2013, 2012 and 2011 for audit related accounting consultations (401(k) plan review and Sarbanes Oxley) totaled approximately $16,000, $16,000 and $19,000, respectively.

Tax Fees
The Company and HRH Holdings were not billed fees or expenses for tax compliance, tax advice and tax planning services by Deloitte or BDO during the years ended December 31, 2013, 2012 and 2011.
All Other Fees
The Company and HRH Holdings were not billed by Deloitte or BDO any other fees or expenses during the years ended December 31, 2013, 2012 or 2011.
BREF HR Management has adopted a policy requiring pre-approval by our members of all audit services to be provided to the Company by its independent auditors. In accordance with that policy, our management has given its approval for the provision of audit services by Deloitte for fiscal year 2013. All other services must be specifically pre-approved by our management or by a designated named executive officer who has been delegated the authority to pre-approve the provision of services.

PART IV

Item 15	Exhibits and Financial Statement Schedules
(a)  Financial Statements.
An index of Financial Statements is included on page F-1 of this Annual Report on Form 10-K
(b) Exhibits
An index of Exhibits are included on page F-31 of this Annual Report on Form 10-K

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
Marlo Vandemore

Report of Independent Registered Public Accounting Firm

BREF HR Management, LLC, on behalf of
BREF HR, LLC and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheets of BREF HR, LLC and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, members’ equity (deficit), and cash flows for the years ended December 31, 2013 and 2012 and for the period March 1, 2011 to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the BREF HR, LLC and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years ended December 31, 2013 and 2012 and for the period March 1, 2011 to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, recurring losses from operations and the potential debt repayments at June 2, 2014 raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Las Vegas, Nevada
May 9, 2014

Report of Independent Registered Public Accounting Firm
Board of Directors and Members
Hard Rock Hotel Holdings, LLC
Las Vegas, Nevada
We have audited the accompanying consolidated statements of operations and comprehensive income, members’ deficit, and cash flows of Hard Rock Hotel Holdings, LLC (“Company”) for the two-month period ended February 28, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
As discussed in Note 1, on March 1, 2011, the Company’s debt holders foreclosed on substantially all of the Company’s assets.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Hard Rock Hotel Holdings, LLC for the two-month period ended February 28, 2011, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ BDO USA, LLP
Las Vegas, Nevada
July 29, 2011

BREF HR, LLC
Consolidated Balance Sheets

($ in thousands)	As of December 31,
Assets	2013	2012
Current assets
Cash and cash equivalents	$14,094	$13,658
Accounts receivable, net	8,351	8,309
Inventories	2,947	2,519
Prepaid expenses and other current assets	3,002	3,861
Investment in joint venture	—	1,474
Related party receivable	435	885
Restricted cash	5,069	3,995
Total current assets	33,898	34,701

Property and equipment, net	479,008	499,164
Intangible assets, net	70,542	76,195
Restricted cash	19,354	17,781
Investment in joint venture	1,425	—
Total assets	$604,227	$627,841

Liabilities and Members' Equity (Deficit)
Current liabilities
Accounts payable	$7,560	$6,053
Construction related payables	847	302
Related party payables	220	406
Accrued expenses	20,816	23,676
Interest payable	61,165	—
Current portion of long term debt	686,850	—
Total current liabilities	777,458	30,437

Long term accrued expenses	177	568
Long term interest payable	10,547	43,963
Long term debt	—	632,864
Long term debt - due to affiliate	16,596	15,021
Total long term liabilities	27,320	692,416
Total liabilities	804,778	722,853

Members' equity (deficit)
Paid-in capital	86,673	86,673
Accumulated deficit	(287,224)	(181,685)
Total members' equity (deficit)	(200,551)	(95,012)
Total liabilities and members' equity (deficit)	$604,227	$627,841
The accompanying notes are an integral part of these consolidated financial statements.

BREF HR, LLC
Consolidated Statements of Operations and Comprehensive (Loss) Income

	Company			HRH Holdings

	For the years ended		Period from Mar 1, 2011 to	Period from Jan 1, 2011
($ in thousands)	December 31, 2013	December 31, 2012	December 31, 2011	to Feb 28, 2011
Revenue
Casino	$43,965	$43,572	$34,641	$5,973
Lodging	61,910	61,356	48,725	9,222
Food and beverage	73,924	79,348	69,908	12,390
Retail	2,649	2,789	2,588	426
Other	31,867	31,469	24,011	4,591
Gross revenues	214,315	218,534	179,873	32,602
Less: Promotional allowances	(19,702)	(19,993)	(15,220)	(3,345)
Net revenues	194,613	198,541	164,653	29,257

Costs and Expenses
Casino	35,593	35,444	29,717	5,666
Lodging	19,797	20,472	16,321	3,122
Food and beverage	43,540	44,747	37,005	5,748
Retail	1,525	1,682	1,696	273
Other	21,350	20,495	13,930	2,877
Marketing	9,324	8,650	5,867	843
Fee and expense reimbursements - related party	1,836	2,206	1,673	932
General and administrative	37,916	36,832	31,906	6,389
Depreciation and amortization	30,916	31,360	24,815	10,858
(Gain) loss on disposal of assets	(26)	501	50	—
Pre-opening	39	433	146	—
Impairment of intangible assets	—	21,175	—	—
Total costs and expenses	201,810	223,997	163,126	36,708
(Loss) income from operations	(7,197)	(25,456)	1,527	(7,451)
Interest income	23	36	66	8
Interest expense	(98,316)	(89,554)	(67,674)	(14,870)
Gain on forgiveness of debt	—	—	—	32,460
Loss on joint venture investment	(49)	(630)	—	—
(Loss) income before income tax expense	(105,539)	(115,604)	(66,081)	10,147
Income tax expense	—	—	—	141
Net (loss) income	(105,539)	(115,604)	(66,081)	10,006
Interest rate cap fair market value
adjustment, net of tax	—	203	(203)	335
Comprehensive (loss) income	$(105,539)	$(115,401)	$(66,284)	$10,341
The accompanying notes are an integral part of these consolidated financial statements.

BREF HR, LLC
Consolidated Statements of Members’ Equity (Deficit)

($ in thousands)	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Members' Equity (Deficit)
Balances at December 31, 2010 (HRH Holdings)	$500,218	$(692,397)	$(335)	$(192,514)
Net income	—	10,006	—	10,006
Interest rate cap fair market value
adjustment, net of tax	—	—	335	335
Balances at February 28, 2011 (HRH Holdings)	$500,218	$(682,391)	—	$(182,173)

Balances at March 1, 2011 (Company)	$—	$—	$—	$—
Issuance of members' equity	68,046	—	—	68,046
Contributions at closing of the Assignment	17,000	—	—	17,000
Additional paid in capital	1,627	—	—	1,627
Net loss	—	(66,081)	—	(66,081)
Interest rate cap fair market value
adjustment	—	—	(203)	(203)
Balances at December 31, 2011 (Company)	86,673	(66,081)	(203)	20,389
Net loss	—	(115,604)	—	(115,604)
Interest rate cap fair market value
adjustment	—	—	203	203
Balances at December 31, 2012 (Company)	86,673	(181,685)	—	(95,012)
Net Loss	—	(105,539)	—	(105,539)
Balances at December 31, 2013 (Company)	$86,673	$(287,224)	$—	$(200,551)
The accompanying notes are an integral part of these consolidated financial statements.

BREF HR, LLC Consolidated Statements of Cash Flows
	Company			HRH Holdings
	For the years ended		Period from Mar 1, 2011 to	Period from Jan 1, 2011
($ in thousands)	December 31, 2013	December 31, 2012	December 31, 2011	to Feb 28, 2011
Cash flows from operating activities
Net (loss) income	$(105,539)	$(115,604)	$(66,081)	$10,006
Adjustment to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	25,263	24,730	17,042	10,307
Gain on forgiveness of debt	—	—	—	(32,460)
Provision for (recovery of) doubtful accounts	77	(325)	1,627	5
Amortization of loan fees and costs	—	—	—	2,200
Impairment of licenses and trademarks	—	21,175	—	—
Amortization of intangible assets	5,653	6,630	7,773	551
Amortization of debt discount	34,173	28,914	17,856	—
Accrued non-cash interest applied to principal	21,388	11,273	9,154	—
Change in value of interest rate caps net of premium amortization	64	345	169	335
Loss on joint venture investment	49	630	—	—
(Income) loss on sale of assets	(26)	501	50	—
Deferred income taxes	—	—	—	141
(Increase) decrease in assets:
Accounts receivable	(119)	70	(619)	(1,065)
Inventories	(428)	50	(360)	508
Prepaid expenses	859	(550)	(506)	33
Related party receivable	335	(126)	(759)	4
Increase (decrease) in liabilities:
Accounts payable	1,507	2,623	(4,857)	66
Related party payable	(186)	406	—	945
Other accrued liabilities	(2,684)	(2,135)	3,955	6,916
Accrued interest payable	27,749	24,373	16,378	5,529
Net cash provided by operating activities	8,135	2,980	822	4,021
Cash flow from investing activities
Purchases of property and equipment	(5,153)	(13,018)	(4,839)	(137)
Payments on construction related payable	545	—	(347)	(44)
Reduction (increase) in restricted cash	—	—	—	16,527
Restricted cash contributions	(10,331)	(9,988)	(41,387)	—
Restricted cash withdrawals	7,684	21,802	15,355	—
Loan to joint venture	(248)	—	—	—
Repayments on joint venture debt	363	—	—	—
Investment in joint venture	—	(2,104)	—	—
Proceeds from sale of operating assets	72	41	15	—
Net cash (used in) provided by investing activities	(7,068)	(3,267)	(31,203)	16,346

BREF HR, LLC Consolidated Statements of Cash Flows
	Company			HRH Holdings
	For the years ended		Period from Mar 1, 2011 to	Period from Jan 1, 2011
($ in thousands)	December 31, 2013	December 31, 2012	December 31, 2011	to Feb 28, 2011
Cash flows from operating activities
Cash flow from financing activities
Proceeds from borrowings	—	—	13,000	—
Proceeds from members' equity contribution	—	—	18,627	—
Repayments on borrowings	—	(1,001)	(1,093)	(15,199)
Purchase of interest rate caps	(64)	(142)	(372)	—
Capital lease payments	(567)	(1,730)	(3,154)	—
Net cash (used in) provided by financing activities	(631)	(2,873)	27,008	(15,199)
Net increase (decrease) in cash and cash equivalents	436	(3,160)	(3,373)	5,168
Cash and cash equivalents, beginning of period	13,658	16,818	20,191	15,023
Cash and cash equivalents, end of period	$14,094	$13,658	$16,818	$20,191

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net
of amounts capitalized	$14,857	$25,434	$21,399	$8,245

Supplemental Disclosure of Non-cash Investing and Financing Activities
Construction related payables	847	302	235	2,450
Long-term debt in exchange for land	—	—	—	(52,158)
Land provided in exchange for forgiveness of debt	—	—	—	22,000
Deferred financing cost	—	—	—	276
Forgiveness of accrued interest in exchange for land	—	—	—	(2,578)
Gain on forgiveness of debt in exchange for land	—	—	—	(32,460)
Issuance of members' equity	—	—	68,046	—
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
Since March 1, 2011, the Hard Rock Hotel & Casino Las Vegas and related assets have been owned by the Company pursuant to the Assignment described below from HRH Holdings. The financial information of HRH Holdings for the two-month period ended February 28, 2011 has been included in the financial statements in this Form 10-K. Because of the change in basis of accounting as a result of the Assignment, the results of operations are not comparable for successor and predecessor periods.
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
The Company's Going Concern
The Company incurred a loss of $105.5 million for the year ended December 31, 2013, and has a net members' deficit of $200.6 million as of December 31, 2013. The Amended Facility allows the Company to accrue 'payable in kind' interest ("PIK interest"), representing the difference between interest accruing under the Amended Facility and the amounts paid. The outstanding PIK interest as of December 31, 2013 and 2012, was $39.8 million and $18.5 million, respectively. The PIK interest outstanding as of March 1, 2014 in the amount of $44.3 million became due and payable on March 3, 2014, as the operating performance of the Company did not meet a specified debt yield threshold for the twelve month period ending March 1, 2014. However, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest until June 2, 2014. Currently, the Company does  not have sufficient funds to satisfy a demand for the PIK interest payment on June 2, 2014. The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, selling off a portion of existing collateral or attempting to obtain borrowings from other sources. The Company's ability to continue as a going concern is dependent upon its ability to restructure its indebtedness, obtain alternative financing on acceptable terms, obtain approval from the lender to use available cash reserves to satisfy a portion of this potential obligation, or a combination thereof. However, there is no certainty on the outcome. We have placed mortgages on our hotel casino property to secure our indebtedness. In the event the PIK interest is not paid on June 2, 2014, among other lesser remedies, the lender may declare all unpaid principal and accrued interest under the Amended Facility due and payable immediately. If the PIK payment is not made on June 2, 2014 we risk losing some or all of our property to foreclosure. If this occurs, our business and results of operations would be materially adversely affected. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.
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
HRH Holdings’ Going Concern Uncertainty
HRH Holdings’ consolidated financial statements were prepared assuming that HRH Holdings would continue as a going concern, which contemplated the realization of assets and the liquidation of liabilities in the normal course of business. HRH Holdings incurred significant losses and did not generate sufficient cash to fully cover the interest payments on the Facility and used funds from the reserves to meet its liquidity needs. The Facility matured on February 9, 2011 and HRH Holdings did not qualify for the extension option, resulting in a default. As of February 28, 2011, HRH Holdings had a total deficit of approximately $182.2 million. HRH Holdings’ history of recurring losses, negative working capital and limited access to capital, raised substantial doubt regarding HRH Holdings’ ability to continue as a going concern. Management of HRH Holdings reviewed its options and discussed with the lenders possibly restructuring the debt. However, on March 1, 2011, HRH Holdings, the lenders, as well as other interested parties, entered into the Assignment, which among other things, transferred 100% of the indirect equity interest in the Hard Rock Hotel & Casino, as described above. The consolidated financial statements of HRH Holdings do not include any adjustments that might result from the outcome of this uncertainty.
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
Unaudited Pro Forma Financial Data
The following unaudited pro forma statement of operations for the year ended December 31, 2011, give effect to the Assignment as if it occurred on January 1, 2011. The unaudited pro forma statement of operations for the year ended December 31, 2011 includes the actual results of operations for the Company for the period from March 1, 2011 through December 31, 2011 and the pro forma results of operations for HRH Holdings for the period from January 1, 2011 to February 28, 2011 adjusted as described below. The unaudited pro forma consolidated financial statements are not necessarily indicative of the results that would have been reported had such transactions actually occurred on the date specified, nor are they indicative of the Company’s future results of operations or financial condition.
Unaudited Pro Forma Statement of Operations For the Year Ended December 31, 2011

($ in thousands)
Total revenues	$193,910
Income before income taxes	(80,566)
Net income	(80,566)
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
Deferred Income
Deferred income consists of sponsorship payments received from various vendors and suppliers. These sponsorship payments are amortized using the straight-line method over the life of the agreements. As of December 31, 2013 and 2012, the Company had $2.0 million and $4.1 million in deferred income, respectively.
Restricted Cash
We are obligated to maintain certain cash reserve funds for a variety of purposes as determined pursuant to the Amended Facility, including a requirement to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock Hotel & Casino Las Vegas' gross revenues. Restricted cash consists of the following:

($ in thousands)	December 31, 2013	December 31, 2012
Current
Tax reserves	$2,602	$2,072
Insurance reserves	1,329	1,327
Other reserves	363	363
Workers' compensation reserves	775	233
Total current restricted cash	5,069	3,995
Long-term
Working capital reserves	14,399	16,148
Available restricted cash reserves for future capital expenditures	4,955	1,633
Total long-term restricted cash	19,354	17,781
Total restricted cash	$24,423	$21,776
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

Property and Equipment, Net
Land improvements, buildings and improvements, equipment, furniture and fixtures, and memorabilia were recorded at fair value as of March 1, 2011. Subsequent additions are recorded at cost. The Company and HRH Holdings capitalize interest on funds disbursed during construction. There was no significant amount of interest capitalized for any of the periods presented. Depreciation and amortization are computed using the straight-line method over the estimated useful lives. Estimated useful lives are as follows:

Buildings and Building improvements	15-40 years
Equipment, furniture and fixtures	3-10 years
Gains or losses arising from dispositions are included in costs and expenses in the accompanying statements of operations. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Substantially all property and equipment is pledged as collateral for long-term debt at December 31, 2013 and 2012. For assets to be disposed of the Company recognizes the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. We treat memorabilia as an indefinite-lived asset and therefore it is non-amortizing.
For the two-month period ended February 28, 2011, land improvements, buildings and improvements, equipment, furniture and fixtures, and memorabilia relating to HRH Holdings were recorded at historical cost. Depreciation and amortization were computed using the straight-line method over the estimated useful lives. Estimated useful lives were as follows:

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
During 2012, the Company recognized a non-cash impairment charge of $15.0 million relating to the Hard Rock trademark. See further discussion at Note 5, Intangible Assets. No impairments were recorded for the year ended December 31, 2013, for the ten-month period ended December 31, 2011 or for the two-month period ended February 28, 2011, related to these assets.
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
During 2012, the Company recognized a non-cash impairment charge of $6.2 million relating to the Isleta license agreement. See further discussion at Note 5, Intangible Assets. No impairments were recorded for the year ended December 31, 2013, for the ten-month period ended December 31, 2011 or for the two-month period ended February 28, 2011, related to these assets.
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
No impairments were recorded for the years ended December 31, 2013 and 2012, the ten-month period ended December 31, 2011 or for the two-month period ended February 28, 2011.
Advertising Expenses
The costs of all advertising campaigns and promotions are expensed as incurred. Total advertising expense (exclusive of amounts related to pre-opening) for the years ended December 31, 2013 and 2012 and for the ten-month period ended December 31, 2011 was $6.5 million, $6.5 million and $3.3 million, respectively, for the Company. Total advertising expense (exclusive of amounts related to pre-opening) for the two-month period ended February 28, 2011 was $0.3 million for HRH Holdings.
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
HRH Holdings recorded $0.1 million of income tax expense for the two-month period ended February 28, 2011.
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
Complimentaries
Revenues include the retail value of rooms, food and beverage, and other complimentaries provided to casino customers without charge, which are then subtracted to arrive at net revenues. The allocated costs of providing such complimentaries have been classified as casino operating expenses as follows:

	Company			HRH Holdings
	Year Ended	Year Ended	March 1, 2011 to	Jan 1, 2011 to
($ in thousands)	December 31, 2013	December 31, 2012	December 31, 2011	February 28, 2011
Food and beverage	$5,102	$7,289	$5,440	$1,220
Lodging	3,216	2,907	1,860	398
Other	1,045	1,293	890	147
Total costs allocated to
casino operating costs	$9,363	$11,489	$8,190	$1,765
Revenues are recognized net of certain sales incentives, including points redeemed for cash through customer loyalty programs, such as the player's club loyalty program, amounts of reimbursed airfare and marker discounts, and cash incentives earned in the Company's “Backstage Pass” slot club.
Reimbursed customer airfare and marker discounts were $1.3 million, $2.0 million and $1.3 million for the years ended December 31, 2013 and 2012 and for the ten-month period ended December 31, 2011, respectively. Reimbursed customer airfare and marker discounts were $285,000 for the two-month period ended February 28, 2011, respectively.
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

The Company

Effective March 27, 2013, the Company entered into two cash flow hedges for a total notional amount $883.4 million at a LIBOR  cap rate of 2.5%. At December 31, 2013, the LIBOR rate was 0.16825% on the total outstanding debt.
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
These derivative instruments expired as of February 28, 2011. The gain or (loss) in fair value included in HRH Holdings' comprehensive income for the two months ended February 28, 2011 was $0.3 million, net of premium amortization. Amounts reported in accumulated other comprehensive loss related to derivatives were reclassified to interest expense as interest payments were made on HRH Holdings' variable-rate debt. HRH Holdings reflected the change in fair value of all hedging instruments in cash flows from operating activities. The net gain or (loss) recognized in earnings during the reporting period representing the amount of the hedges' ineffectiveness was insignificant. For the two-month period ended February 28, 2011, HRH Holdings recognized $0.3 million in interest expense attributable to the derivatives not designated as hedges according to FASB ASC 815-10.
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
The Company
Debt. To determine the fair value of our debt the Company utilizes a discounted cash flow model. The discount rate is determined utilizing historical market-based equity returns which are adjusted, as necessary, for entity specific factors. The Company has determined that our debt valuations are classified in Level 3 of the fair value hierarchy. As of December 31, 2013 and 2012, the fair value of the Company’s debt was estimated to be $641.3 million and $603.1 million, respectively. The carrying amount of debt was $703.4 million and $647.9 million, respectively.
HRH Holdings
Interest rate caps. HRH Holdings used interest rate caps to manage its interest rate risk. The valuation of these instruments was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities. HRH Holdings incorporated credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. HRH Holdings was exposed to credit loss in the event of a non-performance by the counterparties to its interest rate cap agreements; however, HRH Holdings believed that this risk was minimized because it monitored the credit ratings of the counterparties to such agreements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, HRH

Holdings had considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
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
The market approach utilized the observed BEV-to-EBTIDA multiples of a group of publicly traded guideline companies operating in the gaming sector. Multiples were computed and applied to both trailing historical and forward looking EBITDA parameters. Upward adjustments were made to the observed multiples to reflect the Company’s pass-through tax status and a premise of control. Higher weight was accorded the income approach due to the expectation that several years may transpire before the financial performance of the Company grows to a stabilized level.
Recently Issued and Adopted Accounting Pronouncements
No new accounting pronouncements issued or effective during 2013 have had or are expected to have a material impact on the Company's financial position or result of operations.

2.    Accounts Receivable, Net
Components of accounts receivable, net consists of the following:

	As of December 31,
($ in thousands)	2013	2012
Casino	$2,999	$3,677
Hotel	2,679	2,883
Other	3,352	2,708
	9,030	9,268
Less: allowance for doubtful accounts	(679)	(959)
Total accounts receivable, net	$8,351	$8,309

Activity in the allowance for doubtful accounts was as follows:

($ in thousands)
Balance at December 31, 2010 (HRH Holdings)	$591
Additions - bad debt expense	2,476
Deductions - write off net of collections	(2,472)
Balance at February 28, 2011	$595

Fair value adjustments (Company)	$(595)
Balance at March 1, 2011 (Company)	—
Additions - bad debt expense	1,627
Deductions - write off net of collections	(307)
Balance at December 31, 2011 (Company)	1,320
Additions - bad debt expense	(325)
Deductions - write off net of collections	(36)
Balance at December 31, 2012 (Company)	959
Additions - bad debt expense	77
Deductions - write off net of collections	(357)
Balance at December 31, 2013 (Company)	$679

3.	Inventories
Inventories consist of the following:

	As of December 31,
($ in thousands)	2013	2012
Restaurants and bars	$1,848	$1,739
Retail merchandise	975	699
Other inventory and operating supplies	124	81
Total inventories	$2,947	$2,519

4.	Property and Equipment, Net
Property and equipment consists of the following:

	As of December 31,
($ in thousands)	2013	2012
Land	$115,600	$115,600
Buildings and building improvements	342,159	341,940
Furniture, fixtures and equipment	79,943	77,005
Memorabilia	6,442	6,012
	544,144	540,557
Less: accumulated depreciation	(66,819)	(41,603)
Construction in progress	1,683	210
Total property and equipment, net	$479,008	$499,164

Depreciation relating to property and equipment for the Company was $25.3 million, $24.7 million and $17.0 million for the years ended December 31, 2013 and 2012 and the ten-month period ended December 31, 2011, respectively.
Depreciation relating to property and equipment for HRH Holdings was $10.3 million for the two month period ended February 28, 2011.

5.	Intangible Assets, Net
Intangible assets, net balances consist of the following:

	December 31, 2013
($ in thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Accumulated Amortization	Net Carrying Amount	Remaining life (years)

Non-amortizing intangible assets
Hard Rock licensing	$55,000	$(15,000)	$—	$40,000	Indefinite
Future Trademark licensing	7,000	—	—	7,000	Indefinite
	62,000	(15,000)	—	47,000

Amortizing intangible assets
In-place contracts	29,000	(6,175)	(8,492)	14,333	0-7
Monster TM licensing	2,537	—	(1,875)	662	1
Customer Relationships	3,000	—	(3,000)	—	0
Sponsorship Agreements	1,300	—	(1,300)	—	0
Market leases	1,736	—	(912)	824	0-7
Player Relationships	10,000	—	(3,854)	6,146	7
Other	2,200	—	(623)	1,577	7
	49,773	(6,175)	(20,056)	23,542
Total net intangibles	$111,773	$(21,175)	$(20,056)	$70,542

	December 31, 2012
($ in thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Accumulated Amortization	Net Carrying Amount

Non-amortizing intangible assets
Hard Rock licensing	$55,000	$(15,000)	$—	$40,000
Future Trademark licensing	7,000	—	—	7,000
	62,000	(15,000)	—	47,000

Amortizing intangible assets
In-place contracts	29,000	(6,175)	(5,316)	17,509
Monster TM licensing	2,537	—	(1,213)	1,324
Customer Relationships	3,000	—	(3,000)	—
Sponsorship Agreements	1,300	—	(1,191)	109
Market leases	1,736	—	(594)	1,142
Player Relationships	10,000	—	(2,685)	7,315
Other	2,200	—	(404)	1,796
	49,773	(6,175)	(14,403)	29,195
Total net intangibles	$111,773	$(21,175)	$(14,403)	$76,195
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
For the years ended December 31, 2013 and 2012 and the ten month period ended December 31, 2011, the Company recorded amortization expense of $5.7 million, $6.6 million and $7.8 million, respectively.
The estimated amortization expense for the above amortizing intangible assets for each of the five succeeding fiscal years beginning December 31, 2014 is $4.0 million, $3.2 million, $3.2 million, $3.2 million and $3.2 million, respectively.
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
Hard Rock Licensing Impairment. An annual impairment test was performed as of December 31, 2013, and no impairment was recognized. During the second quarter of 2012, with forecasted net revenues differing from expectations, the Company performed an interim impairment analysis of the Hard Rock trademark. This analysis resulted in an impairment charge of $3.0 million for the second quarter of 2012. During the fourth quarter of 2012, the Company completed its annual impairment analysis of the Hard Rock trademark, which resulted in an additional impairment charge of $12.0 million due to updated forecasts and market conditions. The fair value of Hard Rock Licensing during 2012 was determined using the discounted cash flow of forecasted net revenues. These impairment charges were the result of reductions in the projected revenue due to the weak market environment and are included within Impairment of intangible assets reflected in the Consolidated Statement of Operations.
Intangible assets, net consists of the following for the HRH Holdings:

	HRH Holdings
	February 28, 2011
			Remaining
($ in thousands)	Amortization	Ending	life (years)

Non-amortizing intangible assets
Hard Rock Licensing	$—	$34,833	Indefinite
	$—	$34,833
Amortizing intangible assets
Rehab trade name	(40)	1,420	6
Body English trade name	—	—	0
Pink Taco trade name	(23)	129	1
Love Jones trade name	(3)	19	1
Mr. Lucky's trade name	(20)	110	1
Player relationships	(465)	8,285	5
	(551)	9,963

	$(551)	$44,796

The Hard Rock licensing rights are not subject to amortization as they have an indefinite useful life. The trade names are being ratably amortized on a straight-line basis over the useful lives. Player relationships are amortized on an accelerated basis consistent with the expected timing of HRH Holdings’ realization of the economic benefits of such relationships.

6.	Accrued Expenses
Accrued expenses consist of the following:

	As of December 31,
($ in thousands)	2013	2012
Current
Deferred income	$2,013	$4,082
Capital leases obligations	391	599
Advance room, convention and customer deposits	6,631	4,575
Accrued salaries, payroll taxes and other employee benefits	1,163	3,001
Accrued miscellaneous taxes	1,479	1,187
Reserve for general liability and accrued legal claims	5,187	3,727
Other accrued liabilities	3,952	6,505
Total current accrued expenses	20,816	23,676
Long term
Capital leases obligations	177	568
Total long term accrued expenses	177	568
Total accrued expenses	$20,993	$24,244

7.    Agreements with Related Parties
The Company
Engagement of WG-Harmon
During the years ended December 31, 2013 and 2012 and the ten month period ended December 31, 2011, the Company incurred $1.8 million, $1.8 million and $1.9 million, respectively, in management and incentive fees payable to WG-Harmon under the management agreements noted below which is included in general and administrative on the consolidated statement of operations. As of December 31, 2013 and 2012, the Company had $0.1 million and $0.4 million, respectively, payable to WG-Harmon which is included in related party payables on the consolidated balance sheets.
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

Second Mortgage Loan Agreement
On March 1, 2011, as part of the Assignment, the Company entered into a second mortgage loan agreement with Brookfield Financial (the “Second Mortgage”), a related party. See Note 8, Debt, for further discussion. During the years ended December 31, 2013 and 2012 and the ten-month period ended December 31, 2011, the Company had accrued interest of $4.6 million, $3.6 million and $2.4 million, respectively, under the Second Mortgage which is included in long term accrued expenses on the consolidated balance sheets.
Investment in Joint Venture
During 2012, CDO Restaurant Associates LLC (“CDO”), a Delaware limited liability company, was formed between the Company and Fox Restaurant Concepts, LLC (“Fox”) to operate a restaurant, Culinary Dropout, out of leased space at the Hard Rock Hotel and Casino Las Vegas. In 2012, the Company contributed 80% of the initial construction and pre-opening budget, or $2.1 million, and also loaned CDO $100,000 to cover pre-opening costs in excess of initial budgeted amounts. In 2012, the Company loaned CDO an additional $248,000 to cover final construction costs in excess of budgeted amounts. As of December 31, 2013, all loans have been repaid in full. The Company determined that the investment in CDO should be accounted for as an equity method investment. The loans bears interest at the greater of 8% or the reference rate publicly announced by Bank of America N.T. & S.A (3.25% at December 31, 2013) plus 4 percent. Loans are required to be repaid before any other distributions of net cash flow. Net cash flow is then distributed in proportion to the Members’ initial capital contributions, plus an 8% preferred return, and, once paid in full, in accordance with the 50% membership interest. The Company accounts for its investment in CDO under the equity method based on applicable accounting guidance as the Company does not hold a controlling financial interest in CDO.
For the years ended December 31, 2013 and 2012, the Company recorded a loss of $49,000 and $630,000, respectively, related to its equity in CDO. The Company’s share of the joint venture’s loss is included in equity in income of joint venture in the accompanying consolidated statements of operations. At December 31, 2013 and 2012, the Company’s net investment in CDO is $1.4 million and $1.5 million, respectively, which is included in other assets and other current assets, respectively, in the accompanying consolidated balance sheets. The classification of the investment in joint venture was based on the expected timing of the repayment of the initial construction and pre-opening budget contribution. There were no distributions to the members for the year ended December 31, 2013 and 2012.
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
For the two-month period ended February 28, 2011, HRH Holdings accrued or paid a base management fee of $0.7 million and a gaming facilities support fee of $0.1 million.
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

8.	Debt
The following table presents debt outstanding as of December 31, 2013 and 2012:

		As of December 31,
($ in thousands)	Final	Face value	Book value	Face value	Book value
Project name/lender	maturity	2013	2013	2012	2012
Amended facility -
Note A/Vegas HR Private Limited	March 1, 2018	$575,213	$504,775	$553,826	$472,740

Amended facility -
Note B/Vegas HR Private Limited	March 1, 2018	327,290	182,075	327,290	160,124

Second Mortgage -
Brookfield Financial	March 1, 2018	30,000	16,596	30,000	15,021
Total debt		932,503	703,446	911,116	647,885

Current portion of long-term debt		(902,503)	(686,850)	—	—
Total long-term debt		$30,000	$16,596	$911,116	$647,885
The difference between the face and book value of the debt represents debt discounts that are amortized to interest expense using the effective interest method over the term of the debt.
As discussed in Note 1, Company Structure and Significant Accounting Policies, the PIK interest will become due and payable on June 2, 2014. Currently, we believe the Company may not have sufficient funds to satisfy the expected PIK interest payment on June 2, 2014, and therefore, the Company could be in default upon notification by the lender. Accordingly, the Amended Facility, supplemental interest, and PIK interest is classified as current as of December 31, 2013.
As of December 31, 2013, the Company has outstanding $61.2 million in supplemental interest under the Amended Facility. In addition, the Company has outstanding $10.5 million in accrued interest and contractually owes $14.6 million under the Second Mortgage, the difference representing application of the effective interest method and its affects on accrued interest and amortization of the discount as of December 31, 2013.
Amended Facility. On March 1, 2011, as part of the Assignment, the Company assumed the obligations under the Facility and entered into the Amended Facility pursuant to which the land, building and improvements, equipment, fixtures and all personal properties were pledged as security and collateral. The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at The London InterBank Offered Rate (LIBOR) plus 2.5% with a 1.5% LIBOR floor (total of 4% at December 31, 2013). In addition, supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less that the current interest due, the PIK interest will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.
The Amended Facility requires that the Company repay in full all “paid in kind” interest (PIK Interest) outstanding on March 1, 2014 and February 28, 2016, in the event the Company has not made sufficient payments to the lender to provide a specified debt yield for the twelve month period ending March 1, 2014, on the terms specified in the Amended Facility. The Company did not meet the specified debt yield threshold as of March 1, 2014. However, on March 5, 2014, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest until June 2, 2014. The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, selling off a portion of existing collateral or attempting to obtain borrowings from other sources. However, there is no certainty on the outcome.  If the PIK payment is not made on June 2, 2014 we risk losing some or all of our property to foreclosure. If this occurs, our business and results of operations would be materially adversely affected. The outstanding PIK interest as of December 31, 2013 and 2012 was $39.8 million and $18.5 million, respectively. See further discussion in Note 1, Company Structure and Significant Accounting Policies.
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
The Amended Facility and Second Mortgage include affirmative and negative covenants, including, among others, restrictive covenants regarding incurrence of liens, sales or assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any of the Company's real property and removal of any material article of furniture, fixture or equipment from the Company's real property. As of December 31, 2013, the Company was in compliance with all covenants.
The estimated annual amortization of the debt discounts under the effective interest method assuming estimated future cash flow payments of the Amended Facility and the Second Mortgage for each of the five succeeding years and thereafter, is as follows:

($ in thousands)	Amortization - Amended Facility	Amortization - Second Mortgage
2014	$40,018	$2,042
2015	47,530	2,645
2016	55,076	3,439
2017	62,321	4,445
2018	10,708	833
Thereafter	—	—
Total	$215,653	$13,404

9.	Commitments and Contingencies
 Future minimum lease payments
Future minimum lease payments required under capital leases, included in our consolidated balance sheet as current and long term accrued expenses, as of December 31, 2013 are as follows:

	Payments due by
($ in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Capital leases
Gross capital leases	$347	$170	$—	$—	$517
Imputed interest	44	7	—	—	51
Net capital leases	391	177	—	—	568
Total	$391	$177	$—	$—	$568
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
We are also subject to a variety of other claims and lawsuits that arise in the ordinary course of our business. We do not believe the outcome of these and the other matters disclosed above will have a material effect on our business, results of operations or financial condition. As of December 31, 2013, the Company accrued approximately $4.6 million for all loss contingency matters and our best estimate of reasonably possible losses in excess of the amount accrued is not material to the financial statements.

10.    Employee Benefit Plans
The Company’s current policy is, and HRH Holdings’ policy was, to pay discretionary cash incentive bonuses to eligible employees based upon individual and company-wide goals that are established by the Company and HRH Holdings, respectively, on an annual basis.
The Company’s current policy is, and HRH Holdings’ policy was, to maintain a 401(k) profit sharing plan whereby all employees over the age of 21 who have completed six months of continuous employment and 1000 hours of service are eligible for the plan. Such employees joining the plan may contribute, through salary deductions, no less than 1% nor greater than 50% of their annual compensation. The Company currently does not match contributions to the plan and recorded no charges for 401(k) contributions years ended December 31, 2013 and 2012.

11.    Membership Interests
Membership Interests
The Company
Classes of Membership Interests
We have two classes of membership interests: Class A Units and Class B Units, each of which is 100% owned by its members. Holders of Class A Units are entitled to vote on any matter to be voted upon by our members. Except as provided by law, the holders of Class B Units do not have any right to vote.
Additional Capital Contributions
The members are not required to make any additional capital contributions to the Company. However, the members may make additional capital contributions to the Company at any time. During the years ended December 31, 2013 and 2012, no capital contributions were made to the Company. During the ten-month period ended December 31, 2011, the Company entered into a second mortgage loan agreement as part of the Assignment with Brookfield Financial in the amount of $30 million. The fair value of the debt as of the Assignment date was $13.0 million with the remaining $17.0 million accounted for as an equity contribution. In addition, Brookfield Financial made a $1.6 million cash contribution during the ten-month period ended December 31, 2011.
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
Additional Capital Contributions
For the two-month period ended February 28, 2011 the DLJMB Parties and the Morgans Parties did not make any contribution to HRH Holdings. Pursuant to an agreement between DLJMB IV HRH and Morgans, a portion of the amounts contributed to HRH Holdings by the parties were being treated as interest-free loans, which would convert into new equity in HRH Holdings on terms to be agreed upon by the parties or by a written appraisal or fairness opinion.
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

12.    Quarterly Financial Information (unaudited)
Quarterly financial information for the years ended December 31, 2013 and 2012 is summarized below:

	2013
($ in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$47,460	$57,210	$47,321	$42,622
Operating (loss) income	(1,308)	1,031	(3,999)	(2,921)
Loss before income taxes	(24,475)	(23,029)	(29,099)	(28,936)
Net loss	(24,475)	(23,029)	(29,099)	(28,936)

	2012
($ in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$51,248	$54,302	$49,724	$43,267
Operating income (loss)	390	(797)	(833)	(24,216)
Loss before income taxes	(21,677)	(22,681)	(23,659)	(47,587)
Net loss	(21,677)	(22,681)	(23,659)	(47,587)

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION

2.1
Agreement to Transfer in Lieu of Foreclosure and Settlement Agreement dated as of March 1, 2011 by and among HRHH Hotel/Casino, LLC, HRHH Development, LLC, HRHH Gaming, LLC, HRHH IP, LLC, HRHH Cafe, LLC, HRHH Gaming Senior Mezz, LLC, HRHH JV Senior Mezz, LLC, HRHH Gaming Junior Mezz, LLC, HRHH Junior Mezz Two, LLC, HRHH Gaming Junior Mezz Two, LLC, Hard Rock Hotel, Inc., Hard Rock Hotel Holdings, LLC, Morgans Group LLC, DLJ MB IV HRH, LLC, Morgans Hotel Group Management LLC, BREF HR, LLC, NRFC HRH Holdings, LLC, Vegas HR Private Limited and Brookfield Financial, LLC—Series B; previously filed as Exhibit 2.1 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011.

3.1
Certificate of Formation, dated as of February 11, 2011, for BREF HR, LLC; previously filed as Exhibit 3.1 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011.

3.2
Limited Liability Company Agreement, dated as of March 1, 2011, for BREF HR, LLC by BREF HR Management, LLC, Brookfield Financial, LLC – Series B, Michele A. Dreyer and Mary S. Stawikey; previously filed as Exhibit 3.2 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011.

10.1
Fourth Amended and Restated Loan Agreement, dated as of March 1, 2011 by and among HRHH Hotel/Casino, LLC, HRHH Cafe, LLC, HRHH Development, LLC, HRHH IP, LLC, HRHH Gaming, LLC and Vegas HR Private Limited; previously filed as Exhibit 10.1 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011.

10.2
Second Mortgage Loan Agreement, dated as of March 1, 2011, among HRHH Hotel/Casino, LLC, HRHH Cafe, LLC, HRHH Development, LLC, HRHH IP, LLC, HRHH Gaming, LLC and Brookfield Financial, LLC – Series B; previously filed as Exhibit 10.2 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011.

10.3
Management Agreement (Gaming Operations) dated as of March 1, 2011 by and between LVHR Casino, Inc. WG-Harmon, LLC (Terminated June 15, 2012); previously filed as Exhibit 10.3 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011.

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

10.6
Trademark License and Cooperation Agreement dated as of June 7, 1996 by and between Rank Licensing, Inc. and Peter A. Morton; previously filed as Exhibit 10.7 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011.

10.7
Omnibus Amendment and Joinder to Fourth Amended and Restated Loan Agreement and Loan Documents, dated as of June 15, 2012 by and among HRHH Hotel/Casino, LLC, HRHH Cafe, LLC, HRHH Development, LLC, HRHH IP, LLC, HRHH Gaming, LLC and Vegas HR Private Limited; previously filed as Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

14	Code of ethics; previously filed as Exhibit 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

21.1	Subsidiaries of the Registrant; previously filed as Exhibit 21.1 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.