Form 10-Q
period 2014-03-31
BREF HR, LLC
filed 2014-05-23
CIK 1531537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2014
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BREF HR, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

($ in thousands)	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$15,393	$14,094
Accounts receivable, net	11,536	8,351
Inventories	2,983	2,947
Prepaid expenses and other current assets	3,586	3,002
Related party receivable	110	435
Restricted cash	4,854	5,069
Total current assets	38,462	33,898
Property and equipment, net	473,544	479,008
Intangible assets, net	69,497	70,542
Restricted cash	19,295	19,354
Investment in joint venture	1,432	1,425
Total assets	$602,230	$604,227

Liabilities and Members' Equity (Deficit)
Current liabilities
Accounts payable	$5,809	$7,560
Construction related payables	553	847
Related party payables	867	220
Interest payable	68,950	61,165
Accrued expenses	20,199	20,816
Current portion of long term debt	701,041	686,850
Total current liabilities	797,419	777,458
Long term accrued expenses	90	177
Long term interest payable	11,883	10,547
Long term debt - due to affiliate	17,052	16,596
Total long term liabilities	29,025	27,320
Total liabilities	826,444	804,778

Members' equity (deficit)
Paid-in capital	86,673	86,673
Accumulated deficit	(310,887)	(287,224)
Total members' equity (deficit)	(224,214)	(200,551)
Total liabilities and members equity (deficit)	$602,230	$604,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREF HR, LLC
Condensed Consolidated Statements of Operations
(Unaudited)

($ in thousands)	Three months ended March 31, 2014	Three months ended March 31, 2013
Revenues
Casino	$13,938	$13,194
Lodging	17,218	15,071
Food and beverage	16,524	16,487
Entertainment, retail and other	5,904	8,233
Gross revenues	53,584	52,985
Less: Promotional allowances	(4,471)	(5,525)
Net revenues	49,113	47,460
Costs and Expenses
Casino	7,687	9,734
Lodging	5,620	4,729
Food and beverage	10,342	8,950
Entertainment, retail and other	4,051	5,102
Marketing	2,408	2,031
Management fee and expense reimbursements - related party	1,189	451
General and administrative	8,741	9,694
Depreciation and amortization	7,463	8,069
Pre-opening	—	8
Total costs and expenses	47,501	48,768
Income (loss) from operations	1,612	(1,308)
Interest income	3	6
Interest expense	(25,285)	(23,152)
Income (loss) on joint venture investment	7	(21)
Loss before income tax expense	(23,663)	(24,475)
Income tax expense	—	—
Net loss	$(23,663)	$(24,475)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREF HR, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
($ in thousands)
Cash flows from operating activities
Net loss	$(23,663)	$(24,475)
Adjustment to reconcile net loss to net cash
provided by operating activities:
Depreciation	6,418	6,254
Recovery of doubtful accounts	(51)	(105)
Amortization of intangible assets	1,045	1,815
Amortization of debt discount	8,600	7,432
Accrued non-cash interest applied to principal	6,047	4,072
Change in value of interest rate caps net of
premium amortization	—	64
(Income) loss on joint venture investment	(7)	21
(Increase) decrease in assets:
Accounts receivable	(3,134)	(2,702)
Inventories	(36)	(203)
Prepaid expenses	(584)	135
Related party receivable	325	726
Increase (decrease) in liabilities:
Accounts payable	(1,751)	2,190
Related party payable	647	(357)
Other accrued liabilities	(504)	762
Accrued interest payable	9,121	8,061
Net cash provided by operating activities	2,473	3,690
Cash flows from investing activities
Purchases of property and equipment	(954)	(905)
Payments on construction related payables	(294)	6
Restricted cash contributions	(1,590)	(1,849)
Restricted cash withdrawals	1,864	2,124
Loan to joint venture	—	(248)
Net cash used in investing activities	(974)	(872)
Cash flows from financing activities
Purchase of interest rate caps	—	(64)
Capital lease payments	(200)	(167)
Net cash used in financing activities	(200)	(231)
Net increase in cash and cash equivalents	1,299	2,587
Cash and cash equivalents, beginning of period	14,094	13,658
Cash and cash equivalents, end of period	$15,393	$16,245

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net
of amounts capitalized	$1,500	3,500

Supplemental Disclosure Non-cash Investing
and Financing Activities
Construction related payables	$553	$308

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
The Company's Going Concern
The Company incurred a loss of $23.7 million for the three months ended March 31, 2014, and has a net members' deficit of $224.2 million as of March 31, 2014. The Amended Facility (as defined in Note 10, Debt) allows the Company to accrue 'payable in kind' interest ("PIK interest"), representing the difference between interest accruing under the Amended Facility and the amounts paid. The outstanding PIK interest as of March 31, 2014 and December 31, 2013 was $45.9 million and $39.8 million, respectively. The PIK interest outstanding as of March 1, 2014, in the amount of $44.3 million, became due and payable on March 1, 2014, as the operating performance of the Company did not meet a specified debt yield threshold for the twelve month period ended March 1, 2014. However, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest until June 2, 2014. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on June 2, 2014. The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, selling off a portion of existing collateral or attempting to obtain borrowings from other sources. The Company's ability to continue as a going concern is dependent upon its ability to restructure its indebtedness, obtain alternative financing on acceptable terms, obtain approval from the lender to use available cash reserves to satisfy a portion of this potential obligation, or a combination thereof. However, there is no certainty on the outcome. We have placed mortgages on our hotel casino property to secure our indebtedness. In the event the PIK interest is not paid on June 2, 2014, among other lesser remedies, the lender may declare all unpaid principal and accrued interest under the Amended Facility due and payable immediately. If the PIK payment is not made on June 2, 2014 we risk losing some or all of our property to foreclosure. If this occurs, our business and results of operations would be materially adversely affected. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.
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

2.    Basis of Presentation, Principles of Consolidation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”) in accordance with the instruction to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for complete consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the Company’s 2013 annual condensed consolidated financial statements and notes thereto on Form 10-K for the year ended December 31, 2013.
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
Certain amounts reported in the prior period on the condensed consolidated statement of operations have been combined to conform to the current presentation. Retail revenue and other revenue have been combined into entertainment, retail and other revenue and retail expenses and other expenses have been combined into entertainment, retail and other expenses.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries.
Recently Issued Accounting Pronouncements
No new accounting pronouncements issued or effective during the three months ended March 31, 2014 have had or are expected to have a material impact on the Company’s financial position or results of operations.

3.    Accounts Receivable, Net
Components of accounts receivable, net consist of the following:

($ in thousands)	March 31, 2014	December 31, 2013
Casino	$5,271	$2,999
Hotel	4,111	2,679
Other	2,745	3,352
	12,127	9,030
Less: allowance for doubtful accounts	(591)	(679)
Total accounts receivable, net	$11,536	$8,351

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

($ in thousands)	March 31, 2014	December 31, 2013
Current
Tax reserves	$2,258	$2,602
Insurance reserves	1,458	1,329
Other reserves	363	363
Workers' compensation reserves	775	775
Total current restricted cash	4,854	5,069

Long-term
Working capital reserves	14,360	14,399
Available restricted cash reserves for future capital expenditures	4,935	4,955
Total long-term restricted cash	19,295	19,354
Total restricted cash	$24,149	$24,423

5.    Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of the following:

($ in thousands)	March 31, 2014	December 31, 2013
Restaurants and bars	$1,855	$1,848
Retail merchandise	1,024	975
Other inventory and operating supplies	104	124
Total inventories	$2,983	$2,947

6.     Property and Equipment, Net
Property and equipment, net consists of the following:

($ in thousands)	March 31, 2014	December 31, 2013
Land	$115,600	$115,600
Buildings and land and building improvements	343,143	342,159
Furniture, fixtures and equipment	80,748	79,943
Memorabilia	6,499	6,442
	545,990	544,144
Less: accumulated depreciation	(73,239)	(66,819)
Construction in progress	793	1,683
Total property and equipment, net	$473,544	$479,008
Depreciation relating to property and equipment for the Company was $6.4 million and $6.3 million for the three months ended March 31, 2014 and 2013, respectively.

7.     Intangible Assets, Net
Intangible assets, net consist of the following:

	December 31, 2013				March 31, 2014
($ in thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Accumulated Amortization	Net Carrying Amount	Remaining life (years)

Non-amortizing intangible assets
Hard Rock Licensing	$55,000	$(15,000)	$—	$40,000	$55,000	$(15,000)	$—	$40,000	Indefinite
Future Trademark Licensing	7,000	—	—	7,000	7,000	—	—	7,000	Indefinite
	62,000	(15,000)	—	47,000	62,000	(15,000)	—	47,000
Amortizing intangible assets
In-place contracts	29,000	(6,175)	(8,492)	14,333	29,000	(6,175)	(8,993)	13,832	7
Monster TM Licensing	2,537	—	(1,875)	662	2,537	—	(2,040)	497	1
Customer Relationships	3,000	—	(3,000)	—	3,000	—	(3,000)	—	0
Sponsorship Agreements	1,300	—	(1,300)	—	1,300	—	(1,300)	—	0
Market leases	1,736	—	(912)	824	1,736	—	(976)	760	0 - 7
Player relationships	10,000	—	(3,854)	6,146	10,000	—	(4,114)	5,886	7
Other	2,200	—	(623)	1,577	2,200	—	(678)	1,522	7
	49,773	(6,175)	(20,056)	23,542	49,773	(6,175)	(21,101)	22,497
Total
intangibles, net	$111,773	$(21,175)	$(20,056)	$70,542	$111,773	$(21,175)	$(21,101)	$69,497
The Hard Rock Licensing and Future Trademark Licensing rights are not subject to amortization as they have an indefinite useful life. The in-place contracts, Monster TM Licensing, Customer Relationships, Sponsorship Agreements, Market leases and Other amortizing intangible assets are being ratably amortized on a straight-line basis over the estimated useful life which ranges from one to nine years. Player relationships are amortized on an accelerated basis consistent with the expected timing of the Company’s realization of the economic benefits of such relationships.
For the three months ended March 31, 2014 and 2013, the Company recorded amortization expense of $1.0 million and $1.8 million, respectively.

8.     Accrued Expenses
Accrued expenses consist of the following:

($ in thousands)	March 31, 2014	December 31, 2013
Current
Deferred income	$1,707	$2,013
Capital lease obligations	360	391
Advance room, convention and customer deposits	6,344	6,631
Accrued salaries, payroll taxes and other employee benefits	2,142	1,163
Accrued miscellaneous taxes	2,116	1,479
Reserve for legal liability claims	3,740	5,187
Other accrued liabilities	3,790	3,952
Total current accrued expenses	20,199	20,816
Long term
Capital lease obligations	90	177
Total long term accrued expenses	90	177
Total accrued expenses	$20,289	$20,993

9.     Agreements with Related Parties
WG-Harmon
During the three months ended March 31, 2014 and 2013, the Company incurred $1.2 million and $0.5 million, respectively in management fees payable to WG-Harmon under the Management Agreement (Gaming Operations), Amended Resort Management Agreement and Liquor Management and Employee Services Agreement, collectively ("WG-Harmon Agreements"), as defined below which is included in general and administrative on the condensed consolidated statement of operations. As of March 31, 2014 and December 31, 2013, the Company had $0.9 million and $0.1 million, respectively, payable to WG-Harmon which is included in related party payables on the condensed consolidated balance sheets.
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
Second Mortgage Loan Agreement
On March 1, 2011, as part of the Assignment, the Company entered into a second mortgage loan agreement with Brookfield Financial (the “Second Mortgage”), a related party. See Note 10, Debt, for further discussion. During the three months ended March 31, 2014 and 2013, the Company accrued interest of $1.3 million and $1.4 million, respectively, under the Second Mortgage which is included in long term accrued expenses on the condensed consolidated balance sheets.

Investment in Joint Venture
In June 2012, CDO Restaurant Associates LLC (“CDO”), a Delaware limited liability company, was formed between the Company and Fox Restaurant Concepts, LLC (“Fox”) to operate a restaurant, Culinary Dropout, using leased space at the Hard Rock Hotel and Casino Las Vegas. The Company contributed 80% of the initial construction and pre-opening budget, or $2.1 million, and also loaned CDO $100,000 to cover pre-opening costs in excess of initial budgeted amounts. During 2012, the Company loaned CDO an additional $248,000 to cover final construction costs in excess of budgeted amounts. The Company determined that the investment in CDO should be accounted for as an equity method investment. The loans bears interest at the greater of 8% or the reference rate publicly announced by Bank of America N.T. & S.A (3.25% at March 31, 2014) plus 4 percent. Loans are required to be repaid before any other distributions of net cash flow. Net cash flow is then distributed in proportion to the Members’ initial capital contributions, plus an 8% preferred return, and, once paid in full, in accordance with the 50% membership interest. The Company accounts for its investment in CDO under the equity method based on applicable accounting guidance as the Company does not hold a controlling financial interest in CDO.
For the three months ended March 31, 2014 and 2013, the Company recorded income of $7,000 and loss of $21,000, respectively, related to its equity in CDO. The Company’s share of the joint venture’s loss is included in equity in loss on joint venture investment in the accompanying condensed consolidated statements of operations. At March 31, 2014 and December 31, 2013, the Company’s net investment in CDO of $1.4 million and $1.4 million, respectively. The balance is included in other assets in the accompanying condensed consolidated balance sheets at March 31, 2014. There were no distributions to the members for the three months ended March 31, 2014. At March 31, 2014 and December 31, 2013, the Company had no loans outstanding as a related party receivable from CDO.
CDO leases space from the Company under a ten-year operating lease expiring in August 2022. The lease has one five-year renewal option. Rent is paid monthly at 6% of sales, as defined in the agreement. CDO also pays a management fee of 6% of gross sales to Fox. Both the lease and the management agreement expire in August of 2022.

10.     Debt
The following table presents debt outstanding as of March 31, 2014 and December 31, 2013:

($ in thousands)		Face value	Book value	Face value	Book value
Project name/lender	Maturity	March 31, 2014	March 31, 2014	December 31, 2013	December 31, 2013
Amended facility -Note A/Vegas HR Private Limited	March 1, 2018 (1)	$581,260	$513,473	$575,213	$504,775

Amended facility -Note B/Vegas HR Private Limited	March 1, 2018 (1)	327,290	187,568	327,290	182,075

Second Mortgage - Brookfield Financial	March 1, 2018	30,000	17,052	30,000	16,596
Total debt		938,550	718,093	932,503	703,446
Current portion of long-term debt		(908,550)	(701,041)	(902,503)	(686,850)
Total long term debt		$30,000	$17,052	$30,000	$16,596
(1) As discussed in Note 1, Company Structure, the PIK interest will become due and payable on June 2, 2014. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on June 2, 2014, and therefore, the Company could be in default upon notification by the lender. Accordingly, the Amended Facility, supplemental interest, and PIK interest is classified as current as of March 31, 2014.
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
The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at The London InterBank Offered Rate (LIBOR) plus 2.5% with a 1.5% LIBOR floor (total of 4.0% at March 31, 2014). In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4.0% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less than the current interest due, the PIK Interest will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.
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
The Amended Facility and Second Mortgage include customary affirmative and negative covenants for similar financings, including, among others, restrictive covenants regarding incurrence of liens, sales or assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any of the Company’s real property and removal of any material article of furniture, fixture or equipment from the Company’s real property. As of March 31, 2014, the Company was in compliance with all covenants.
The outstanding PIK interest related to the Amended Facility as of March 31, 2014 and December 31, 2013 was $45.9 million and $39.8 million, respectively. During the three months ended March 31, 2014 and 2013, the Company recorded PIK interest in the amount of $6.0 million and $4.1 million, respectively. See discussion in Note 1 regarding the acceleration of PIK interest on March 1, 2014, the forbearance of such obligation until June 2, 2014, and the Company's ability to meet such obligation.
The fair value of our total debt as of March 31, 2014 and December 31, 2013 was $664.9 million and $641.3 million, respectively, which was determined utilizing a discounted cash flow model. The Company has determined that the fair value of its long-term debt is determined using Level 3 inputs. The discount rate was determined utilizing historical market-based equity returns which are adjusted, as necessary, for entity specific factors.

11.     Commitments and Contingencies
Legal and Regulatory Proceedings
The Company and affiliates Brookfield Real Estate Financial Partners, LLC, Brookfield Financial, LLC - Series B, and Brookfield Asset Management (US), Inc. are currently amongst a number of defendants (“Defendants”) in an action commenced by Mace Management Group, LLC (“Mace) and Mandown, LLC (“Mandown”) on June 12, 2012 in Nevada’s Eighth Judicial District Court in Clark County, Nevada (the “Mace/Mandown Action”).  The Mace/Mandown Action relates to investments made by Mace/Mandown in Wasted Space Lounge, Rare 120 restaurant, the Johnny Smalls restaurant and Vanity nightclub (collectively, the “Venues”) at the Hard Rock Hotel and Casino Las Vegas. In general, all claims assert that actions taken by Defendants allegedly deprived Mace/Mandown of their initial investment and/or their share of profits from the Venues. The Mace/Mandown Action is in the discovery phase and management has determined that based on the proceedings to date it does not believe the outcome of this matter will have a material effect on our business, or results of operations or financial condition of the Company.
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
We are also subject to a variety of other claims and lawsuits that arise in the ordinary course of our business. We do not believe the outcome of these and the other matters disclosed above will have a material effect on our business, results of operations or financial condition. As of March 31, 2014, the Company accrued approximately $3.1 million for all loss contingency matters and our best estimate of reasonably possible losses in excess of the amount accrued is not material to the financial statements.

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
Within this management’s discussion and analysis of financial condition and results of operation for the three months ended March 31, 2014 and 2013, references to the “Company,” “we,” “us,” or “our” refer to BREF HR, LLC.
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

Results of Operations for the Three Months Ended March 31, 2014 Compared to the Results of Operations for the Three Months Ended March 31, 2013

			$ Change	% Change
($ in thousands)	Three months ended March 31, 2014	Three months ended March 31, 2013	2014 vs 2013
Statement of Operations Data:
Revenues
Casino	$13,938	$13,194	$744	5.6%
Lodging	17,218	15,071	2,147	14.2
Food and beverage	16,524	16,487	37	0.2
Entertainment, retail and other	5,904	8,233	(2,329)	(28.3)
Gross revenues	53,584	52,985	599	1.1
Less: Promotional allowances	(4,471)	(5,525)	1,054	19.1
Net revenues	49,113	47,460	1,653	3.5

Costs and Expenses
Casino	7,687	9,734	(2,047)	(21.0)
Lodging	5,620	4,729	891	18.8
Food and beverage	10,342	8,950	1,392	15.6
Entertainment, retail and other	4,051	5,102	(1,051)	(20.6)
Marketing	2,408	2,031	377	18.6
Management fee and expense reimbursements - related party	1,189	451	738	163.6
General and administrative	8,741	9,694	(953)	(9.8)
Depreciation and amortization	7,463	8,069	(606)	(7.5)
Pre-opening	—	8	(8)	(100.0)
Total costs and expenses	47,501	48,768	(1,267)	(2.6)
Income (loss) from operations	1,612	(1,308)	2,920	223.2
Interest income	3	6	(3)	(50.0)
Interest expense	(25,285)	(23,152)	(2,133)	(9.2)
Income (loss) on joint venture investment	7	(21)	28	133.3
Net loss	$(23,663)	$(24,475)	$812	3.3%
Casino Revenues. The increase in casino revenues for the three months ended March 31, 2014 are primarily due as follows:
Table Games. Table games revenues for the three months ended March 31, 2014 increased $0.1 million or 1.7% to $8.3 million when compared to the same period in 2013. Table games hold percentage increased to 13.7% from 11.2%. The increase was driven by a 3.1% increase in blackjack hold.
Slot. Slot machine revenues for the three months ended March 31, 2014 increased $0.6 million or 12.3% to $5.5 million when compared to the same period in 2013. Slot machine hold percentage increased to 5.9% from 5.7%. The increase in slot revenues was primarily the result of a 7.9% increase in slot handle combined with the increase in slot machine hold.
Lodging Revenues. The increase in lodging revenues for the three months ended March 31, 2014 was primarily due to an increase in the average daily rate from $124 to $132 or 6.8% and an increase in total occupied rooms of 7,896 to 128,400. The increase in the average daily rate and total occupied rooms is driven by an increase in group room occupancy.
Entertainment, Retail and Other Revenues. The decrease in entertainment, retail and other revenues for the three months ended March 31, 2014 was primarily due to a lack of concert residencies during the first three months of 2014 compared to the same period in the prior year.
Promotional Allowances. The decrease in promotional allowances for the three months ended March 31, 2014 was primarily due to a change in promotional marketing strategy to casino customers.

Casino Expenses. The decrease in casino expenses for the three months ended March 31, 2014 was primarily due to decline in costs incurred by the Company to provide complementaries to casino customers.
Food and Beverage Expenses. The increase in food and beverage expenses for the three months ended March 31, 2014 was primarily the result of a change in promotional marketing strategy to casino customers.
Entertainment, Retail and Other Expenses. The decrease in entertainment, retail and other expenses for the three months ended March 31, 2014 was primarily due to a decrease in artist fees and related production costs from Joint concerts in 2014.
Management Fee and Expense Reimbursements - Related Party. The increase in related party management fee and expense reimbursements for the three months ended March 31, 2014 was primarily the result of incentive fees incurred under the WG-Harmon management agreement.
General and Administrative. The decrease in general and administrative expenses for the three months ended March 31, 2014 was primarily the result of lower non-recurring expenses associated with the timing of certain legal matters.
Depreciation and Amortization. The decrease in depreciation and amortization expenses for the three months ended March 31, 2014 was primarily the result of intangible assets becoming fully amortized.
Interest Expense. The increase in interest expense for the three months ended March 31, 2014 was the result of an increase in the amount of debt as a result of interest being paid in kind during 2013 and the first three months of 2014.

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
The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at LIBOR plus 2.5% with a 1.5% LIBOR floor (total of 4.0% at March 31, 2014). In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4.0% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less than the current interest due, the interest shortfall will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest, as PIK interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.
The maturity date of the Second Mortgage is March 1, 2018 and provides for an effective interest rate of 15% payable at maturity.
Liquidity Requirements
Short-Term Liquidity Requirements. We expect our liquidity requirements to consist primarily of funds necessary to pay operating expenses associated with our subsidiaries’ hotel and casino operations, interest, payment of principal, fees and expenses under certain of our subsidiaries’ loan agreements (including required deposits into reserve accounts) and capital expenditures associated with the Hard Rock Hotel & Casino Las Vegas. Anticipated sources of our liquidity needs include our subsidiaries’ existing working capital, cash provided by our subsidiaries’ operations and our subsidiaries’ non-restricted cash reserves. We expect to be able to meet our short-term liquidity needs through existing working capital and cash provided by our operations. For the three months ended March 31, 2014, the Company incurred cash interest payments of $1.5 million.

The outstanding PIK interest as of March 31, 2014 and December 31, 2013 was $45.9 million and $39.8 million, respectively. The Amended Facility allows the Company to accrue 'payable in kind' interest ("PIK interest"), representing the difference between interest accruing under the Amended Facility and the amounts paid. The PIK interest outstanding as of March 1, 2014, in the amount of $44.3 million, became due and payable on March 1, 2014, as the operating performance of the Company did not meet a specified debt yield threshold for the twelve month period ended March 1, 2014. However, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest until June 2, 2014. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on June 2, 2014 and therefore, the Company could be in default upon notification by the lender. Accordingly, the Amended Facility, supplemental interest, and PIK interest is classified as current as of March 31, 2014. The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, selling off a portion of existing collateral or attempting to obtain borrowings from other sources. If we are unable to restructure its indebtedness, obtain alternative financing on acceptable terms, obtain approval from the lender to use available cash reserves to satisfy a portion of this potential obligation, or a combination thereof, we risk losing some or all of our property to foreclosure. If prevailing interest rates or other factors at the time of any restructuring of our indebtedness or at the time we obtain borrowings from other sources results in higher interest rates, our interest expense would increase, which would harm our business and results of operations.
Long-Term Liquidity Requirements. Our long-term liquidity requirements include funds necessary to pay debt under the Amended Facility and Second Mortgage.
Cash Flows for the Three Months Ended March 31, 2014
Operating Activities. Our operating cash flows primarily consist of our operating income (excluding non-cash charges), interest paid and changes in working capital accounts such as receivables, inventories, prepaid expenses and payables. Net cash provided by operating activities amounted to $2.5 million for the three months ended March 31, 2014, compared to $3.7 million net cash used in operating activities for the three months ended March 31, 2013. The decrease in net cash provided by operating activities primarily relates to the change in working capital for the three months ended March 31, 2014.
Investing Activities. Net cash used in investing activities amounted to $1.0 million for the three months ended March 31, 2014, compared to $0.9 million net cash used in investing activities for the three months ended March 31, 2013.
Financing Activities. Net cash used in financing activities amounted to $0.2 million for the three months ended March 31, 2014, compared to $0.2 million net cash used in financing activities for three months ended March 31, 2013.
Capital Expenditures, Interest Expense and Reserve Funds
The Company is obligated to maintain reserve funds for capital expenditures at the Hard Rock Hotel & Casino Las Vegas as determined pursuant to the Amended Facility. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. The Amended Facility requires the subsidiaries to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock Hotel & Casino Las Vegas’ gross revenues and requires that the funds be set aside in restricted cash. As of March 31, 2014, the Company had restricted cash in a working capital reserve account of $14.4 million, and an additional $4.9 million was available in restricted cash reserves for future capital expenditures in the replacements and refurbishments reserve fund.
Pursuant to gaming requirements certain of our subsidiaries maintain up to $8.0 million in reserve for their gaming operations, which in accordance with the Amended Facility is not deposited into the cash management account described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under the Amended Facility has a variable interest rate. We use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2014, our total outstanding variable rate debt was $908.5 million.
At March 31, 2014, the LIBOR rate was 0.1555% on the total outstanding debt, thereby making our caps out of the money. Due to a LIBOR floor of 1.5% currently in place under the Amended Facility, the LIBOR rate would have to exceed the LIBOR floor for our interest expense to be affected and any decrease in interest rates would not decrease interest expense. As of March 31, 2014, a hypothetical 1% increase in market rates above the LIBOR floor of 1.5% to 2.5% would increase interest expense for the next twelve months by $9.1 million and a hypothetical 2% increase in market rates above the LIBOR floor of 1.5% to 3.5% would increase interest expense for the next twelve months by $18.2 million. Due to the LIBOR floor, a decrease in market interest rates would not decrease our annual interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of our principal executive and financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) of March 31, 2014. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting during the Quarter Ended March 31, 2014
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
Effective May 20, 2014, Chad Konrad, age 36, was promoted to Vice President of Finance of a subsidiary of BREF HR, LLC (the "Company") and thereby became the principal financial officer of the Company. Prior to that, Mr. Konrad served as Director of Finance from 2011, Controller from 2010 until 2011 and Assistant Controller from 2008 until 2010, the positions of which were served at a subsidiary of the Company and predecessor entity. Mr. Konrad holds a B.S. in Accounting and Finance from Winona State University, Minnesota.

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

BREF HR, LLC, by its manager, BREF HR Management, LLC
Date: May 23, 2014	By:	/s/ Andrea Balkan
Andrea Balkan
Authorized Representative

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William Warner	Principal Executive Officer	May 23, 2014
William Warner

/s/ Chad Konrad	Principal Financial Officer	May 23, 2014
Chad Konrad