Form 10-Q
period 2014-06-30
BREF HR, LLC
filed 2014-08-12
CIK 1531537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2014
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BREF HR, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

($ in thousands)	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$18,976	$14,094
Accounts receivable, net	11,980	8,351
Inventories	3,856	2,947
Prepaid expenses and other current assets	4,167	3,002
Related party receivable	60	435
Restricted cash	4,533	5,069
Total current assets	43,572	33,898
Property and equipment, net	468,462	479,008
Intangible assets, net	68,503	70,542
Restricted cash	20,097	19,354
Investment in joint venture	1,444	1,425
Total assets	$602,078	$604,227

Liabilities and Members' Equity (Deficit)
Current liabilities
Accounts payable	$5,616	$7,560
Construction related payables	306	847
Related party payables	1,231	220
Accrued expenses	21,560	20,816
Interest payable	76,514	61,165
Current portion of long term debt	710,954	686,850
Total current liabilities	816,181	777,458
Long term accrued expenses	—	177
Long term interest payable	13,324	10,547
Long term debt - due to affiliate	17,543	16,596
Total long term liabilities	30,867	27,320
Total liabilities	847,048	804,778

Members' equity (deficit)
Paid-in capital	86,673	86,673
Accumulated deficit	(331,643)	(287,224)
Total members' equity (deficit)	(244,970)	(200,551)
Total liabilities and members equity (deficit)	$602,078	$604,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREF HR, LLC
Condensed Consolidated Statements of Operations
(Unaudited)

($ in thousands)	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Revenues
Casino	$12,194	$9,989	$26,132	$23,183
Lodging	17,741	17,254	34,959	32,325
Food and beverage	24,703	24,808	41,227	41,295
Entertainment, retail and other	7,619	10,318	13,523	18,551
Gross revenues	62,257	62,369	115,841	115,354
Less: Promotional allowances	(4,976)	(5,159)	(9,447)	(10,684)
Net revenues	57,281	57,210	106,394	104,670
Costs and Expenses
Casino	9,052	8,678	16,739	18,412
Lodging	5,536	5,044	11,156	9,773
Food and beverage	14,131	13,669	24,473	22,619
Entertainment, retail and other	4,888	6,883	8,939	11,985
Marketing	2,242	2,414	4,650	4,445
Management fee and expense reimbursements - related party	1,417	463	2,606	914
General and administrative	8,608	11,054	17,349	20,748
Depreciation and amortization	7,456	7,972	14,919	16,041
Pre-opening	—	2	—	10
Total costs and expenses	53,330	56,179	100,831	104,947
Income (loss) from operations	3,951	1,031	5,563	(277)
Interest income	3	10	6	16
Interest expense	(24,722)	(24,127)	(50,007)	(47,279)
Income on joint venture investment	12	57	19	36
Loss before income tax expense	(20,756)	(23,029)	(44,419)	(47,504)
Income tax expense	—	—	—	—
Net loss	$(20,756)	$(23,029)	$(44,419)	$(47,504)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREF HR, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
($ in thousands)
Cash flows from operating activities
Net loss	$(44,419)	$(47,504)
Adjustment to reconcile net loss to net cash
provided by operating activities:
Depreciation	12,880	12,553
Provision for doubtful accounts	215	196
Amortization of intangible assets	2,039	3,488
Amortization of debt discount	16,305	15,638
Accrued non-cash interest applied to principal	8,746	6,626
Change in value of interest rate caps net of
premium amortization	—	64
Income on joint venture investment	(19)	(36)
(Increase) decrease in assets:
Accounts receivable	(3,844)	(2,960)
Inventories	(909)	(619)
Prepaid expenses	(1,165)	(232)
Related party receivable	375	694
Increase (decrease) in liabilities:
Accounts payable	(1,944)	2,123
Related party payable	1,011	(406)
Other accrued liabilities	824	1,574
Accrued interest payable	18,126	14,706
Net cash provided by operating activities	8,221	5,905
Cash flows from investing activities
Purchases of property and equipment	(2,334)	(1,772)
Payments on construction related payables	(541)	5
Restricted cash contributions	(4,101)	(4,531)
Restricted cash withdrawals	3,894	4,491
Loan to joint venture	—	(248)
Repayments of joint venture debt	—	150
Net cash used in investing activities	(3,082)	(1,905)
Cash flows from financing activities
Purchase of interest rate caps	—	(64)
Capital lease payments	(257)	(367)
Net cash used in financing activities	(257)	(431)
Net increase in cash and cash equivalents	4,882	3,569
Cash and cash equivalents, beginning of period	14,094	13,658
Cash and cash equivalents, end of period	$18,976	$17,227

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net
of amounts capitalized	$6,750	10,201

Supplemental Disclosure Non-cash Investing and Financing Activities
Construction related payables	$306	$307

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
The Company's Going Concern
The Company incurred a loss of $44.4 million for the six months ended June 30, 2014, and has a net members' deficit of $245.0 million as of June 30, 2014. The Amended Facility (as defined in Note 10, Debt) allows the Company to accrue 'payable in kind' interest ("PIK interest"), representing the difference between interest accruing under the Amended Facility and the amounts paid. The outstanding PIK interest as of June 30, 2014 and December 31, 2013 was $48.6 million and $39.8 million, respectively. The PIK interest outstanding as of March 1, 2014, in the amount of $44.3 million, became due and payable on March 1, 2014, as the operating performance of the Company did not meet a specified debt yield threshold for the twelve month period ended March 1, 2014. However, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest until June 2, 2014. The lender entered into a Second Amendment to the Forbearance Agreement effective as of June 2, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest until July 28, 2014. The lender entered into a Third Amendment to the Forbearance Agreement effective as of July 28, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest until August 11, 2014. The lender entered into a Fourth Amendment to the Forbearance Agreement effective as of August 11, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest until August 25, 2014. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on August 25, 2014. The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, selling off a portion of existing collateral or attempting to obtain borrowings from other sources. The Company's ability to continue as a going concern is dependent upon its ability to restructure its indebtedness, obtain alternative financing on acceptable terms, obtain approval from the lender to use available cash reserves to satisfy a portion of this potential obligation, or a combination thereof. However, there is no certainty on the outcome. We have placed mortgages on our hotel casino property to secure our indebtedness. In the event the PIK interest is not paid on August 25, 2014, among other lesser remedies, the lender may declare all unpaid principal and accrued interest, totaling $987.8 million, under the Amended Facility due and payable immediately, in which case, under present circumstances, the Company would not have sufficient funds or other sources of liquidity to pay all such amounts. If this occurs, our business and results of operations would be materially adversely affected. The Company is currently in discussions with the lender but as of the date of the filing the outcome remains uncertain. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued new authoritative guidance regarding the recognition of revenue from contracts with customers. The new guidance clarifies the principles for revenue recognition and provides a common standard for all entities and the existing industry guidance, including guidance specific to the gaming industry, will be eliminated. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Interim and annual disclosures will also be revised. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the impact of adopting this new standard, which will be effective for the Company January 1, 2017.

3.    Accounts Receivable, Net
Components of accounts receivable, net consist of the following:

($ in thousands)	June 30, 2014	December 31, 2013
Casino	$5,558	$2,999
Hotel	4,102	2,679
Other	3,191	3,352
	12,851	9,030
Less: allowance for doubtful accounts	(871)	(679)
Total accounts receivable, net	$11,980	$8,351

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

($ in thousands)	June 30, 2014	December 31, 2013
Current
Tax reserves	$2,708	$2,602
Insurance reserves	686	1,329
Other reserves	363	363
Workers' compensation reserves	776	775
Total current restricted cash	4,533	5,069

Long-term
Working capital reserves	14,361	14,399
Replacements and refurbishments reserves	5,736	4,955
Total long-term restricted cash	20,097	19,354
Total restricted cash	$24,630	$24,423

5.    Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of the following:

($ in thousands)	June 30, 2014	December 31, 2013
Restaurants and bars	$2,567	$1,848
Retail merchandise	1,125	975
Other inventory and operating supplies	164	124
Total inventories	$3,856	$2,947

6.     Property and Equipment, Net
Property and equipment, net consists of the following:

($ in thousands)	June 30, 2014	December 31, 2013
Land	$115,600	$115,600
Buildings and land and building improvements	343,262	342,159
Furniture, fixtures and equipment	82,020	79,943
Memorabilia	6,621	6,442
Construction in progress	658	1,683
	548,161	545,827
Less: accumulated depreciation	(79,699)	(66,819)
Total property and equipment, net	$468,462	$479,008
Depreciation relating to property and equipment was $6.5 million and $6.3 million for the three months ended June 30, 2014 and 2013, respectively. Depreciation relating to property and equipment was $12.9 million and $12.6 million for the six months ended June 30, 2014 and 2013, respectively.

7.     Intangible Assets, Net
Intangible assets, net consist of the following:

	December 31, 2013				June 30, 2014
($ in thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Accumulated Amortization	Net Carrying Amount	Remaining life (years)

Non-amortizing intangible assets
Hard Rock Licensing	$55,000	$(15,000)	$—	$40,000	$55,000	$(15,000)	$—	$40,000	Indefinite
Future Trademark Licensing	7,000	—	—	7,000	7,000	—	—	7,000	Indefinite
	62,000	(15,000)	—	47,000	62,000	(15,000)	—	47,000
Amortizing intangible assets
In-place Contracts	29,000	(6,175)	(8,492)	14,333	29,000	(6,175)	(9,493)	13,333	0 - 7
Monster TM Licensing	2,537	—	(1,875)	662	2,537	—	(2,206)	331	1
Customer Relationships	3,000	—	(3,000)	—	3,000	—	(3,000)	—	0
Sponsorship Agreements	1,300	—	(1,300)	—	1,300	—	(1,300)	—	0
Market Leases	1,736	—	(912)	824	1,736	—	(1,037)	699	0 - 7
Player Relationships	10,000	—	(3,854)	6,146	10,000	—	(4,327)	5,673	7
Other	2,200	—	(623)	1,577	2,200	—	(733)	1,467	7
	49,773	(6,175)	(20,056)	23,542	49,773	(6,175)	(22,096)	21,503
Total
intangibles, net	$111,773	$(21,175)	$(20,056)	$70,542	$111,773	$(21,175)	$(22,096)	$68,503
The Hard Rock Licensing and Future Trademark Licensing rights are not subject to amortization as they have an indefinite useful life. The in-place contracts, Monster TM Licensing, Customer Relationships, Sponsorship Agreements, Market Leases and Other amortizing intangible assets are being ratably amortized on a straight-line basis over the estimated useful life which ranges from one to nine years. Player relationships are amortized on an accelerated basis consistent with the expected timing of the Company’s realization of the economic benefits of such relationships. During the second quarter of 2014, the Company performed an interim impairment analysis of the Hard Rock trademark. This analysis resulted in no impairment. The fair value of Hard Rock Licensing at June 30, 2014 was determined using discounted cash flows of forecasted net revenues. As of June 30, 2014, the total carrying value of Hard Rock Licensing Trademark is $40 million and is at risk of future impairment if there are adverse changes in our significant assumptions which include discount rate, long-term growth rate, royalty rate, or net revenue projections.
For the three months ended June 30, 2014 and 2013, the Company recorded amortization expense of $1.0 million and $1.7 million, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded amortization expense of $2.0 million and $3.5 million, respectively.

8.     Accrued Expenses
Accrued expenses consist of the following:

($ in thousands)	June 30, 2014	December 31, 2013
Current
Deferred income	$1,413	$2,013
Capital lease obligations	343	391
Advance room, convention and customer deposits	5,828	6,631
Accrued salaries, payroll taxes and other employee benefits	3,667	1,163
Accrued miscellaneous taxes	1,827	1,479
Reserve for legal liability claims	3,877	5,187
Other accrued liabilities	4,605	3,952
Total current accrued expenses	21,560	20,816
Long term
Capital lease obligations	—	177
Total long term accrued expenses	—	177
Total accrued expenses	$21,560	$20,993

9.     Agreements with Related Parties
WG-Harmon
During the three months ended June 30, 2014 and 2013, the Company incurred $1.4 million and $0.5 million, respectively in management fees payable to WG-Harmon under the Management Agreement (Gaming Operations), Amended Resort Management Agreement and Liquor Management and Employee Services Agreement, collectively ("WG-Harmon Agreements"), as defined below which is included in management fee and expense reimbursement - related party on the condensed consolidated statement of operations. During the six months ended June 30, 2014 and 2013, the Company incurred $2.6 million and $0.9 million, respectively, in management fees payable under the WG-Harmon Agreements. As of June 30, 2014 and December 31, 2013, the Company had $1.2 million and $0.1 million, respectively, payable to WG-Harmon which is included in related party payables on the condensed consolidated balance sheets.
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
Second Mortgage Loan Agreement
On March 1, 2011, as part of the Assignment, the Company entered into a second mortgage loan agreement with Brookfield Financial (the “Second Mortgage”), a related party. See Note 10, Debt, for further discussion. During the three months ended June

30, 2014 and 2013, the Company accrued interest of $1.4 million and $1.5 million, respectively, under the Second Mortgage which is included in long-term accrued expenses on the condensed consolidated balance sheets. During the six months ended June 30, 2014 and 2013, the Company accrued interest of $2.8 million and $2.9 million, respectively, under the Second Mortgage which is included in long-term accrued expenses on the condensed consolidated balance sheets.
Investment in Joint Venture
In June 2012, CDO Restaurant Associates LLC (“CDO”), a Delaware limited liability company, was formed between the Company and Fox Restaurant Concepts, LLC (“Fox”) to operate a restaurant, Culinary Dropout, using leased space at the Hard Rock Hotel and Casino Las Vegas. The Company contributed 80% of the initial construction and pre-opening budget, or $2.1 million, and also loaned CDO $100,000 to cover pre-opening costs in excess of initial budgeted amounts. During 2012, the Company loaned CDO an additional $248,000 to cover final construction costs in excess of budgeted amounts. The Company determined that the investment in CDO should be accounted for as an equity method investment. The loans bears interest at the greater of 8% or the reference rate publicly announced by Bank of America N.T. & S.A (3.25% at June 30, 2014) plus 4 percent. Loans are required to be repaid before any other distributions of net cash flow. Net cash flow is then distributed in proportion to the Members’ initial capital contributions, plus an 8% preferred return, and, once paid in full, in accordance with the 50% membership interest. The Company accounts for its investment in CDO under the equity method based on applicable accounting guidance as the Company does not hold a controlling financial interest in CDO.
For the three months ended June 30, 2014 and 2013, the Company recorded income of $12,000 and $57,000, respectively, related to its equity in CDO. For the six months ended June 30, 2014 and 2013, the Company recorded income of $19,000 and loss of $36,000, respectively, related to its equity in CDO. The Company’s share of the joint venture’s income or loss is included in income (loss) on joint venture investment in the accompanying condensed consolidated statements of operations. At June 30, 2014 and December 31, 2013, the Company’s net investment in CDO was $1.4 million and $1.4 million, respectively. The balance is included in investment in joint venture in the accompanying condensed consolidated balance sheets at June 30, 2014. There were no distributions to the members for the three months ended June 30, 2014. At June 30, 2014 and December 31, 2013, the Company had no loans outstanding from CDO.
CDO leases space from the Company under a ten-year operating lease expiring in August 2022. The lease has one five-year renewal option. Rent is paid monthly at 6% of sales, as defined in the agreement. CDO also pays a management fee of 6% of gross sales to Fox. Both the lease and the management agreement expire in August of 2022.

10.     Debt
The following table presents debt outstanding as of June 30, 2014 and December 31, 2013:

($ in thousands)		Face value	Book value	Face value	Book value
Project name/lender	Maturity	June 30, 2014	June 30, 2014	December 31, 2013	December 31, 2013
Amended facility -Note A/Vegas HR Private Limited	March 1, 2018 (1)	$583,960	$518,529	$575,213	$504,775

Amended facility -Note B/Vegas HR Private Limited	March 1, 2018 (1)	327,290	192,425	327,290	182,075

Second Mortgage - Brookfield Financial	March 1, 2018	30,000	17,543	30,000	16,596
Total debt		941,250	728,497	932,503	703,446
Current portion of long-term debt		(911,250)	(710,954)	(902,503)	(686,850)
Total long term debt		$30,000	$17,543	$30,000	$16,596
(1) As discussed in Note 1, Company Structure, the PIK interest will become due and payable on August 25, 2014. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on August 25, 2014, and therefore, the

Company could be in default upon notification by the lender. Accordingly, the Amended Facility, supplemental interest, and PIK interest is classified as current as of June 30, 2014.
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
The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at The London InterBank Offered Rate (LIBOR) plus 2.5% with a 1.5% LIBOR floor (total of 4.0% at June 30, 2014). In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4.0% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less than the current interest due, the PIK Interest will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.
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
The Amended Facility and Second Mortgage include customary affirmative and negative covenants for similar financings, including, among others, restrictive covenants regarding incurrence of liens, sales or assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any of the Company’s real property and removal of any material article of furniture, fixture or equipment from the Company’s real property. As of June 30, 2014, the Company was in compliance with all covenants.
The outstanding PIK interest related to the Amended Facility as of June 30, 2014 and December 31, 2013 was $48.6 million and $39.8 million, respectively. During the three months ended June 30, 2014 and 2013, the Company recorded PIK interest in the amount of $2.7 million and $2.6 million, respectively. During the six months ended June 30, 2014 and 2013, the Company recorded PIK interest in the amount of $8.7 million and $6.6 million, respectively. See discussion in Note 1 regarding the acceleration of PIK interest on March 1, 2014, the forbearance of such obligation until August 25, 2014, and the Company's ability to meet such obligation.
The fair value of our total debt as of June 30, 2014 and December 31, 2013 was $555.0 million and $641.3 million, respectively, which was determined utilizing a discounted cash flow model. The Company has determined that the fair value of its long-term debt is determined using Level 3 inputs. The discount rate was determined utilizing historical market-based equity returns which are adjusted, as necessary, for entity specific factors.

11.     Commitments and Contingencies
Legal and Regulatory Proceedings
The Company and affiliates Brookfield Real Estate Financial Partners, LLC, Brookfield Financial, LLC - Series B, and Brookfield Asset Management (US), Inc. are currently amongst a number of defendants (“Defendants”) in an action commenced by Mace Management Group, LLC (“Mace) and Mandown, LLC (“Mandown”) on June 12, 2012 in Nevada’s Eighth Judicial District Court in Clark County, Nevada (the “Mace/Mandown Action”).  The Mace/Mandown Action relates to investments made by Mace/

Mandown in Wasted Space Lounge, Rare 120 restaurant, the Johnny Smalls restaurant and Vanity nightclub (collectively, the “Venues”) at the Hard Rock Hotel and Casino Las Vegas. In general, all claims assert that actions taken by Defendants allegedly deprived Mace/Mandown of their initial investment and/or their share of profits from the Venues. The Mace/Mandown Action is in the discovery phase and management has determined that based on the proceedings to date it does not believe the outcome of this matter will have a material effect on our business, or results of operations or financial condition of the Company.
We are also subject to a variety of other claims and lawsuits that arise in the ordinary course of our business. We do not believe the outcome of these and the other matters disclosed above will have a material effect on our business, results of operations or financial condition. As of June 30, 2014, the Company accrued approximately $3.1 million for all loss contingency matters and our best estimate of reasonably possible losses in excess of the amount accrued is not material to the financial statements.

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
Within this management’s discussion and analysis of financial condition and results of operation for the three months ended and six months ended June 30, 2014 and 2013, references to the “Company,” “we,” “us,” or “our” refer to BREF HR, LLC.
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

Results of Operations for the Three Months Ended June 30, 2014 Compared to the Results of Operations for the Three Months Ended June 30, 2013

			$ Change	% Change
($ in thousands)	Three months ended June 30, 2014	Three months ended June 30, 2013	2014 vs 2013
Statement of Operations Data:
Revenues
Casino	$12,194	$9,989	$2,205	22.1%
Lodging	17,741	17,254	487	2.8
Food and beverage	24,703	24,808	(105)	(0.4)
Entertainment, retail and other	7,619	10,318	(2,699)	(26.2)
Gross revenues	62,257	62,369	(112)	(0.2)
Less: Promotional allowances	(4,976)	(5,159)	183	3.5
Net revenues	57,281	57,210	71	0.1

Costs and Expenses
Casino	9,052	8,678	374	4.3
Lodging	5,536	5,044	492	9.8
Food and beverage	14,131	13,669	462	3.4
Entertainment, retail and other	4,888	6,883	(1,995)	(29.0)
Marketing	2,242	2,414	(172)	(7.1)
Management fee and expense reimbursements - related party	1,417	463	954	206.0
General and administrative	8,608	11,054	(2,446)	(22.1)
Depreciation and amortization	7,456	7,972	(516)	(6.5)
Pre-opening	—	2	(2)	(100.0)
Total costs and expenses	53,330	56,179	(2,849)	(5.1)
Income (loss) from operations	3,951	1,031	2,920	283.2
Interest income	3	10	(7)	(70.0)
Interest expense	(24,722)	(24,127)	(595)	(2.5)
Income (loss) on joint venture investment	12	57	(45)	(78.9)
Net loss	$(20,756)	$(23,029)	$2,273	9.9%
Casino Revenues. The increase in casino revenues for the three months ended June 30, 2014 are primarily due as follows:
Table Games. Table games revenues for the three months ended June 30, 2014 increased $1.4 million or 28.0% to $6.6 million when compared to the same period in 2013. Table games hold percentage increased to 11.3% from 9.1%. The increase was driven by an increase in blackjack hold.
Slot. Slot machine revenues for the three months ended June 30, 2014 increased $0.7 million or 14.8% to $5.4 million when compared to the same period in 2013. Slot machine hold percentage increased to 6.0% from 5.7%. The increase in slot revenues was primarily the result of a 7.7% increase in slot handle combined with the increase in slot machine hold.
Lodging Revenues. The increase in lodging revenues for the three months ended June 30, 2014 was primarily due to an increase in total occupied rooms of 3,412 to 131,284. The increase in total occupied rooms is driven by an increase in group room occupancy.
Entertainment, Retail and Other Revenues. The decrease in entertainment, retail and other revenues for the three months ended June 30, 2014 was primarily due to fewer entertainment events during the second quarter of 2014 compared to the same period in the prior year.
Casino Expenses. The increase in casino expenses for the three months ended June 30, 2014 was primarily due to cost incurred by the Company to provide increased complementaries and promotions to casino customers.
Lodging Expenses. The increase in lodging expenses for the three months ended June 30, 2014 was primarily due to higher payroll and related expenses.

Food and Beverage Expenses. The increase in food and beverage expenses for the three months ended June 30, 2014 was primarily due to increased artist fees from pool-related events.
Entertainment, Retail and Other Expenses. The decrease in entertainment, retail and other expenses for the three months ended June 30, 2014 was primarily due to a decrease in artist fees and related production costs from Joint concerts in 2014.
General and Administrative. The decrease in general and administrative expenses for the three months ended June 30, 2014 was primarily the result of lower non-recurring expenses associated with the timing of certain legal matters.
Depreciation and Amortization. The decrease in depreciation and amortization expenses for the three months ended June 30, 2014 was primarily the result of intangible assets becoming fully amortized.
Interest Expense. The increase in interest expense for the three months ended June 30, 2014 was the result of an increase in the amount of debt as a result of interest being paid in kind during 2013 and the first six months of 2014.

Results of Operations for the Six Months Ended June 30, 2014 Compared to the Results of Operations for the Six Months Ended June 30, 2013

			$ Change	% Change
($ in thousands)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	2014 vs 2013
Statement of Operations Data:
Revenues
Casino	$26,132	$23,183	$2,949	12.7%
Lodging	34,959	32,325	2,634	8.1
Food and beverage	41,227	41,295	(68)	(0.2)
Entertainment, retail and other	13,523	18,551	(5,028)	(27.1)
Gross revenues	115,841	115,354	487	0.4
Less: Promotional allowances	(9,447)	(10,684)	1,237	11.6
Net revenues	106,394	104,670	1,724	1.6

Costs and Expenses
Casino	16,739	18,412	(1,673)	(9.1)
Lodging	11,156	9,773	1,383	14.2
Food and beverage	24,473	22,619	1,854	8.2
Entertainment, retail and other	8,939	11,985	(3,046)	(25.4)
Marketing	4,650	4,445	205	4.6
Management fee and expense reimbursements - related party	2,606	914	1,692	185.1
General and administrative	17,349	20,748	(3,399)	(16.4)
Depreciation and amortization	14,919	16,041	(1,122)	(7.0)
Pre-opening	—	10	(10)	(100.0)
Total costs and expenses	100,831	104,947	(4,116)	(3.9)
Income (loss) from operations	5,563	(277)	5,840	2,108.3
Interest income	6	16	(10)	(62.5)
Interest expense	(50,007)	(47,279)	(2,728)	(5.8)
Income (loss) on joint venture investment	19	36	(17)	(47.2)
Net loss	$(44,419)	$(47,504)	$3,085	6.5%
Casino Revenues. The increase in casino revenues for the six months ended June 30, 2014 are primarily due as follows:
Table Games. Table games revenues for the six months ended June 30, 2014 increased $1.6 million or 11.9% to $14.9 million when compared to the same period in 2013. Table games hold percentage increased to 12.5% from 10.3%. The increase was driven by an increase in blackjack hold.

Slot. Slot machine revenues for the six months ended June 30, 2014 increased $1.3 million or 13.5% to $10.9 million when compared to the same period in 2013. Slot machine hold percentage increased to 6.0% from 5.7%. The increase in slot revenues was primarily the result of a 7.8% increase in slot handle combined with the increase in slot machine hold.
Lodging Revenues. The increase in lodging revenues for the six months ended June 30, 2014 was primarily due to an increase in the average daily rate from $129 to $133 or 3.3% and an increase in total occupied rooms of 11,308 to 259,684. The increase in the average daily rate and total occupied rooms is driven by an increase in group room occupancy.
Entertainment, Retail and Other Revenues. The decrease in entertainment, retail and other revenues for the six months ended June 30, 2014 was primarily due to fewer entertainment events during the second quarter of 2014 compared to the same period in the prior year.
Promotional Allowances. The decrease in promotional allowances for the six months ended June 30, 2014 was primarily due to a change in promotional marketing strategy to casino customers.
Casino Expenses. The decrease in casino expenses for the six months ended June 30, 2014 was primarily due to decline in costs incurred by the Company to provide complementaries to casino customers.
Food and Beverage Expenses. The increase in food and beverage expenses for the six months ended June 30, 2014 was primarily the result of a change in promotional marketing strategy to casino customers.
Entertainment, Retail and Other Expenses. The decrease in entertainment, retail and other expenses for the six months ended June 30, 2014 was primarily due to a decrease in artist fees and related production costs from Joint concerts in 2014.
Management Fee and Expense Reimbursements - Related Party. The increase in management fee and expense reimbursements — related party for the six months ended June 30, 2014 was primarily the result of incentive fees incurred under the WG-Harmon Agreements.
General and Administrative. The decrease in general and administrative expenses for the six months ended June 30, 2014 was primarily the result of lower non-recurring expenses associated with the timing of certain legal matters.
Depreciation and Amortization. The decrease in depreciation and amortization expenses for the six months ended June 30, 2014 was primarily the result of intangible assets becoming fully amortized.
Interest Expense. The increase in interest expense for the six months ended June 30, 2014 was the result of an increase in the amount of debt as a result of interest being paid in kind during 2013 and the first six months of 2014.

CRITICAL ACCOUNTING POLICIES
A description of the Company’s critical accounting policies can be found in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES
Our ability to service our contractual obligations and commitments will be dependent on availability of operating cash and on our future performance, which will be affected by, among other things, the status of any potential payments related to our Amended Facility as described below, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.
The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at LIBOR plus 2.5% with a 1.5% LIBOR floor (total of 4.0% at June 30, 2014). In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4.0% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less than the current interest due, the interest shortfall will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest, as PIK interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.
The outstanding PIK interest as of June 30, 2014 and December 31, 2013 was $48.6 million and $39.8 million, respectively. The PIK interest outstanding as of March 1, 2014, in the amount of $44.3 million, became due and payable on March 1, 2014, as the operating performance of the Company did not meet a specified debt yield threshold for the twelve month period ended March 1, 2014. However, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest until June 2, 2014. The lender entered into a Second Amendment to the Forbearance Agreement effective as of June 2, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest until July 28, 2014. The lender entered into a Third Amendment to the Forbearance Agreement effective as of July 28, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest until August 11, 2014. The lender entered into a Fourth Amendment to the Forbearance Agreement effective as of August 11, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest until August 25, 2014. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on August 25, 2014. The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, selling off a portion of existing collateral or attempting to obtain borrowings from other sources. If the Company is unable to restructure its indebtedness, obtain alternative financing on acceptable terms, obtain approval from the lender to use available cash reserves to satisfy a portion of this potential obligation, or a combination thereof, among other lesser remedies, the lender may declare all unpaid principal and accrued interest, totaling $987.8 million, under the Amended Facility due and payable immediately, in which case, under present circumstances, the Company would not have sufficient funds or other sources of liquidity to pay all such amounts. If this occurs, our business and results of operations would be materially adversely affected. The Company is currently in discussions with the lender but as of the date of the filing the outcome remains uncertain.
The maturity date of the Second Mortgage is March 1, 2018 and provides for an effective interest rate of 15% payable at maturity.
Liquidity Requirements
Short-Term Liquidity Requirements. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on August 25, 2014 and therefore, the Company could be in default upon notification by the lender. Accordingly, the Amended Facility, supplemental interest, and PIK interest are classified as current as of June 30, 2014. If prevailing interest rates or other factors at the time of any restructuring of our indebtedness or at the time we obtain borrowings from other sources result in higher interest rates, our interest expense could increase, which would harm our business and results of operations.
Except for the implications described above related to the Amended Facility, we expect our liquidity requirements to consist primarily of funds necessary to pay operating expenses associated with our subsidiaries’ hotel and casino operations, interest, payment of principal, fees and expenses under certain of our subsidiaries’ loan agreements (including required deposits into reserve accounts) and capital expenditures associated with the Hard Rock Hotel & Casino Las Vegas. Anticipated sources of our liquidity needs include our subsidiaries’ existing working capital, cash provided by our subsidiaries’ operations and our subsidiaries’ non-restricted cash reserves. Excluding the potential implications of the item described above, we expect to be able to meet our short-term liquidity needs through existing working capital and cash provided by our operations. For the six months ended June 30, 2014, the Company incurred cash interest payments of $6.8 million.
Long-Term Liquidity Requirements. Our long-term liquidity requirements include funds necessary to pay debt under the Amended Facility and Second Mortgage.
Cash Flows for the Six Months Ended June 30, 2014
Operating Activities. Our operating cash flows primarily consist of our operating income (excluding non-cash charges), interest paid and changes in working capital accounts such as receivables, inventories, prepaid expenses and payables. Net cash provided by operating activities amounted to $8.2 million for the six months ended June 30, 2014, compared to $5.9 million net cash used in operating activities for the six months ended June 30, 2013. The increase in net cash provided by operating activities primarily relates to the change in working capital for the six months ended June 30, 2014.

Investing Activities. Net cash used in investing activities amounted to $3.1 million for the six months ended June 30, 2014, compared to $1.9 million net cash used in investing activities for the six months ended June 30, 2013. The decrease primarily relates to increased purchases of property and equipment during the six months ended June 30, 2014.
Financing Activities. Net cash used in financing activities amounted to $0.3 million for the six months ended June 30, 2014, compared to $0.4 million net cash used in financing activities for six months ended June 30, 2013.
Capital Expenditures, Interest Expense and Reserve Funds
The Company is obligated to maintain reserve funds for capital expenditures at the Hard Rock Hotel & Casino Las Vegas as determined pursuant to the Amended Facility. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. The Amended Facility requires the subsidiaries to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock Hotel & Casino Las Vegas’ gross revenues and requires that the funds be set aside in restricted cash. As of June 30, 2014, the Company had restricted cash in a working capital reserve account of $14.4 million, and an additional $5.7 million was available in restricted cash reserves for future capital expenditures in the replacements and refurbishments reserve fund.
Pursuant to gaming requirements certain of our subsidiaries maintain up to $8.0 million in reserve for their gaming operations, which in accordance with the Amended Facility is not deposited into the cash management account described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under the Amended Facility has a variable interest rate. We use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2014, our total outstanding variable rate debt was $911.2 million.
At June 30, 2014, the LIBOR rate was 0.151% on the total outstanding debt. Due to a LIBOR floor of 1.5% currently in place under the Amended Facility, the LIBOR rate would have to exceed the LIBOR floor for our interest expense to be affected and any decrease in interest rates would not decrease interest expense. As of June 30, 2014, a hypothetical 1% increase in market rates above the LIBOR floor of 1.5% to 2.5% would increase interest expense for the next twelve months by $9.4 million and a hypothetical 2% increase in market rates above the LIBOR floor of 1.5% to 3.5% would increase interest expense for the next twelve months by $18.8 million. Due to the LIBOR floor, a decrease in market interest rates would not decrease our annual interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of our principal executive and financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) of June 30, 2014. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting during the Quarter Ended June 30, 2014
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Not applicable.

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

BREF HR, LLC, by its manager, BREF HR Management, LLC
Date: August 12, 2014	By:	/s/ Andrea Balkan
Andrea Balkan
Authorized Representative

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William Warner	Principal Executive Officer	August 12, 2014
William Warner

/s/ Chad Konrad	Principal Financial Officer	August 12, 2014
Chad Konrad