Form 10-Q
period 2014-09-30
BREF HR, LLC
filed 2014-11-13
CIK 1531537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2014
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __ No X
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer __	Accelerated filer __	Non-accelerated filer X	Smaller reporting company __
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BREF HR, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

($ in thousands)	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$16,983	$14,094
Accounts receivable, net	10,543	8,351
Inventories	3,248	2,947
Prepaid expenses and other current assets	4,142	3,002
Related party receivable	114	435
Restricted cash	4,006	5,069
Total current assets	39,036	33,898
Property and equipment, net	462,472	479,008
Intangible assets, net	67,514	70,542
Restricted cash	20,945	19,354
Investment in joint venture	1,252	1,425
Total assets	$591,219	$604,227

Liabilities and Members' Equity (Deficit)
Current liabilities
Accounts payable	$4,827	$7,560
Construction related payables	306	847
Related party payables	316	220
Accrued expenses	19,026	20,816
Interest payable	83,420	61,165
Current portion of long term debt	723,705	686,850
Total current liabilities	831,600	777,458
Long term accrued expenses	—	177
Long term interest payable	14,878	10,547
Long term debt - due to affiliate	18,072	16,596
Total long term liabilities	32,950	27,320
Total liabilities	864,550	804,778

Members' equity (deficit)
Paid-in capital	86,673	86,673
Accumulated deficit	(360,004)	(287,224)
Total members' equity (deficit)	(273,331)	(200,551)
Total liabilities and members equity (deficit)	$591,219	$604,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREF HR, LLC
Condensed Consolidated Statements of Operations
(Unaudited)

($ in thousands)	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Revenues
Casino	$11,500	$9,666	$37,632	$32,849
Lodging	15,862	15,571	50,821	47,896
Food and beverage	19,564	18,804	60,791	60,099
Entertainment, retail and other	7,917	8,182	21,440	26,733
Gross revenues	54,843	52,223	170,684	167,577
Less: Promotional allowances	(4,665)	(4,902)	(14,112)	(15,586)
Net revenues	50,178	47,321	156,572	151,991
Costs and Expenses
Casino	8,861	8,808	25,600	27,220
Lodging	5,256	5,132	16,412	14,905
Food and beverage	12,082	11,998	36,555	34,617
Entertainment, retail and other	5,183	5,464	14,122	17,449
Marketing	2,050	2,317	6,700	6,762
Management fee and expense reimbursements - related party	587	452	3,193	1,366
General and administrative	8,675	9,720	26,024	30,468
Depreciation and amortization	7,516	7,428	22,435	23,469
Pre-opening	—	1	—	11
Total costs and expenses	50,210	51,320	151,041	156,267
Income (loss) from operations	(32)	(3,999)	5,531	(4,276)
Interest income	3	4	9	20
Interest expense	(28,300)	(25,088)	(78,307)	(72,367)
Income (loss) on joint venture investment	(32)	(16)	(13)	20
Loss before income tax expense	(28,361)	(29,099)	(72,780)	(76,603)
Income tax expense	—	—	—	—
Net loss	$(28,361)	$(29,099)	$(72,780)	$(76,603)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREF HR, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
($ in thousands)
Cash flows from operating activities
Net loss	$(72,780)	$(76,603)
Adjustment to reconcile net loss to net cash
provided by operating activities:
Depreciation	19,407	18,896
Provision for doubtful accounts	563	258
Amortization of intangible assets	3,028	4,573
Amortization of debt discount	26,759	24,574
Accrued non-cash interest applied to principal	11,572	13,221
Change in value of interest rate caps net of
premium amortization	—	64
Loss (income) on joint venture investment	13	(20)
(Increase) decrease in operating assets:
Accounts receivable	(2,755)	(1,830)
Inventories	(301)	(312)
Prepaid expenses	(1,140)	(173)
Related party receivable	321	696
Increase (decrease) in operating liabilities:
Accounts payable	(2,733)	1,597
Related party payable	96	(406)
Other accrued liabilities	(1,628)	(1,032)
Accrued interest payable	26,586	21,187
Net cash provided by operating activities	7,008	4,690
Cash flows from investing activities
Purchases of property and equipment	(2,871)	(3,878)
(Payments on) receipt of construction related payables	(541)	5
Restricted cash contributions	(8,253)	(7,008)
Restricted cash withdrawals	7,725	7,107
Loan to joint venture	—	(248)
Return of investment	160	—
Repayments of joint venture debt	—	300
Net cash used in investing activities	(3,780)	(3,722)
Cash flows from financing activities
Purchase of interest rate caps	—	(64)
Capital lease payments	(339)	(467)
Net cash used in financing activities	(339)	(531)
Net increase in cash and cash equivalents	2,889	437
Cash and cash equivalents, beginning of period	14,094	13,658
Cash and cash equivalents, end of period	$16,983	$14,095

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net
of amounts capitalized	$13,250	13,254

Supplemental Disclosure Non-cash Investing and Financing Activities
Construction related payables	$306	$307

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
Going Concern
The Company incurred a loss of $72.8 million for the nine months ended September 30, 2014, and has a net members' deficit of $273.3 million as of September 30, 2014. The Amended Facility (as defined in Note 10, Debt) allows the Company to accrue 'payable in kind' interest ("PIK interest"), representing the difference between interest accruing under the Amended Facility and the amounts paid. The outstanding PIK interest as of September 30, 2014 and December 31, 2013 was $51.4 million and $39.8 million, respectively. The PIK interest outstanding as of March 1, 2014, in the amount of $44.3 million, became due and payable on March 1, 2014, as the operating performance of the Company did not meet a specified debt yield threshold for the twelve month period ended March 1, 2014. However, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest until June 2, 2014. The lender entered into a series of amendments to the Forbearance Agreement which each time extended the effective date to which the lender agreed it would not exercise any rights or remedies with respect to the PIK interest. The most recent amendment to the Forbearance Agreement, the Ninth Amendment, is effective as of October 30, 2014, pursuant to which the lender agreed not to exercise any rights or remedies with respect to the PIK interest until December 15, 2014. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on December 15, 2014. The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, selling off a portion of existing collateral or attempting to obtain borrowings from other sources. The Company's ability to continue as a going concern is dependent upon its ability to restructure its indebtedness, obtain alternative financing on acceptable terms, obtain approval from the lender to use available cash reserves to satisfy a portion of this potential obligation, or a combination thereof. However, there is no assurance that the Company will be able to achieve any of these possibilities. We have placed mortgages on our hotel casino property to secure our indebtedness. In the event the PIK interest is not paid on December 15, 2014, among other lesser remedies, the lender may declare all unpaid principal and accrued interest, totaling $997.5 million, under the Amended Facility due and payable immediately, in which case, under present circumstances, the Company would not have sufficient funds or other sources of liquidity to pay all such amounts. If this occurs, our business and results of operations would be materially adversely affected. The Company is currently in discussions with the lender but as of the date of the filing the outcome remains uncertain. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.
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

2.    Basis of Presentation, Principles of Consolidation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting under the rules and regulations of the Securities and Exchange Commission (“SEC”) in accordance with the instruction to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X . These condensed consolidated financial statements should be read in conjunction with the Company’s 2013 annual consolidated financial statements and notes thereto on Form 10-K for the year ended December 31, 2013.
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

3.    Accounts Receivable, Net
Components of accounts receivable, net consist of the following:

($ in thousands)	September 30, 2014	December 31, 2013
Casino	$4,893	$2,999
Lodging	3,726	2,679
Other	3,134	3,352
	11,753	9,030
Less: allowance for doubtful accounts	(1,210)	(679)
Total accounts receivable, net	$10,543	$8,351

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

($ in thousands)	September 30, 2014	December 31, 2013
Current
Tax reserves	2,495	$2,602
Insurance reserves	373	1,329
Other reserves	363	363
Workers' compensation reserves	775	775
Total current restricted cash	4,006	5,069

Long-term
Working capital reserves	15,046	14,399
Replacements and refurbishments reserves	5,899	4,955
Total long-term restricted cash	20,945	19,354
Total restricted cash	24,951	$24,423

5.    Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of the following:

($ in thousands)	September 30, 2014	December 31, 2013
Restaurants and bars	$2,019	$1,848
Retail merchandise	1,126	975
Other inventory and operating supplies	103	124
Total inventories	$3,248	$2,947

6.     Property and Equipment, Net
Property and equipment, net consists of the following:

($ in thousands)	September 30, 2014	December 31, 2013
Land	$115,600	$115,600
Buildings and land and building improvements	343,292	342,159
Furniture, fixtures and equipment	82,747	79,943
Memorabilia	6,783	6,442
Construction in progress	277	1,683
	548,699	545,827
Less: accumulated depreciation	(86,227)	(66,819)
Total property and equipment, net	$462,472	$479,008
Depreciation relating to property and equipment was $6.5 million and $6.3 million for the three months ended September 30, 2014 and 2013, respectively. Depreciation relating to property and equipment was $19.4 million and $18.9 million for the nine months ended September 30, 2014 and 2013, respectively.

7.     Intangible Assets, Net
Intangible assets, net consist of the following:

	December 31, 2013				September 30, 2014
($ in thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Accumulated Amortization	Net Carrying Amount	Remaining life (years)

Non-amortizing intangible assets
Hard Rock Licensing	$55,000	$(15,000)	$—	$40,000	$55,000	$(15,000)	$—	$40,000	Indefinite
Future Trademark Licensing	7,000	—	—	7,000	7,000	—	—	7,000	Indefinite
	62,000	(15,000)	—	47,000	62,000	(15,000)	—	47,000
Amortizing intangible assets
In-place Contracts	29,000	(6,175)	(8,492)	14,333	29,000	(6,175)	(9,992)	12,833	0 - 7
Monster TM Licensing	2,537	—	(1,875)	662	2,537	—	(2,371)	166	1
Customer Relationships	3,000	—	(3,000)	—	3,000	—	(3,000)	—	0
Sponsorship Agreements	1,300	—	(1,300)	—	1,300	—	(1,300)	—	0
Market Leases	1,736	—	(912)	824	1,736	—	(1,093)	643	0 - 7
Player Relationships	10,000	—	(3,854)	6,146	10,000	—	(4,540)	5,460	7
Other	2,200	—	(623)	1,577	2,200	—	(788)	1,412	7
	49,773	(6,175)	(20,056)	23,542	49,773	(6,175)	(23,084)	20,514
Total
intangibles, net	$111,773	$(21,175)	$(20,056)	$70,542	$111,773	$(21,175)	$(23,084)	$67,514
The Hard Rock Licensing and Future Trademark Licensing rights are not subject to amortization as they have an indefinite useful life. The in-place contracts, Monster TM Licensing, Customer Relationships, Sponsorship Agreements, Market Leases and Other amortizing intangible assets are being ratably amortized on a straight-line basis over the estimated useful life which ranges from one to nine years. Player relationships are amortized on an accelerated basis consistent with the expected timing of the Company’s realization of the economic benefits of such relationships. Due to an ongoing triggering event during the third quarter of 2014, the

Company performed an interim impairment analysis of the Hard Rock trademark. This analysis resulted in no impairment. The fair value of Hard Rock Licensing at September 30, 2014 was determined using the relief of royalty method (discounted forecasted net revenues). As of September 30, 2014, the total carrying value of Hard Rock Licensing Trademark is $40 million and is at risk of future impairment if there are adverse changes in our significant assumptions which include discount rate, long-term growth rate, royalty rate, or net revenue projections. Based on management's estimates, the fair value of the Hard Rock Licensing Trademark exceeded the carrying value by $1.0 million.
For the three months ended September 30, 2014 and 2013, the Company recorded amortization expense of $1.0 million and $1.1 million, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded amortization expense of $3.0 million and $4.6 million, respectively.

8.     Accrued Expenses
Accrued expenses consist of the following:

($ in thousands)	September 30, 2014	December 31, 2013
Current
Deferred income	$1,016	$2,013
Capital lease obligations	261	391
Advance room, convention and customer deposits	6,753	6,631
Accrued salaries, payroll taxes and other employee benefits	2,427	1,163
Accrued miscellaneous taxes	1,794	1,479
Reserve for legal liability claims	3,384	5,187
Other accrued liabilities	3,391	3,952
Total current accrued expenses	19,026	20,816
Long term
Capital lease obligations	—	177
Total long term accrued expenses	—	177
Total accrued expenses	$19,026	$20,993

9.     Agreements with Related Parties
WG-Harmon
During the three months ended September 30, 2014 and 2013, the Company incurred $587,000 and $452,000, respectively in management fees payable to WG-Harmon under the Management Agreement (Gaming Operations), Amended Resort Management Agreement and Liquor Management and Employee Services Agreement, collectively ("WG-Harmon Agreements"), as defined below which is included in management fee and expense reimbursement - related party on the condensed consolidated statement of operations. During the nine months ended September 30, 2014 and 2013, the Company incurred $3.2 million and $1.4 million, respectively, in management fees payable under the WG-Harmon Agreements. As of September 30, 2014 and December 31, 2013, the Company had $251,000 and $135,000, respectively, payable to WG-Harmon which is included in related party payables on the condensed consolidated balance sheets.

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
Second Mortgage Loan Agreement
On March 1, 2011, as part of the Assignment, the Company entered into a second mortgage loan agreement with Brookfield Financial (the “Second Mortgage”), a related party. See Note 10, Debt, for further discussion. During each of the three months ended September 30, 2014 and 2013, the Company accrued interest of $1.6 million under the Second Mortgage which is included in long-term accrued expenses on the condensed consolidated balance sheets. During the nine months ended September 30, 2014 and 2013, the Company accrued interest of $4.3 million and $4.5 million, respectively, under the Second Mortgage which is included in long-term accrued expenses on the condensed consolidated balance sheets.

Investment in Joint Venture
In June 2012, CDO Restaurant Associates LLC (“CDO”), a Delaware limited liability company, was formed between the Company and Fox Restaurant Concepts, LLC (“Fox”) to operate a restaurant, Culinary Dropout, using leased space at the Hard Rock Hotel and Casino Las Vegas. The Company contributed 80% of the initial construction and pre-opening budget, or $2.1 million, and also loaned CDO $100,000 to cover pre-opening costs in excess of initial budgeted amounts. During 2012, the Company loaned CDO an additional $248,000 to cover final construction costs in excess of budgeted amounts. The Company determined that the investment in CDO should be accounted for as an equity method investment. The loans bears interest at the greater of 8% or the reference rate publicly announced by Bank of America N.T. & S.A (3.25% at September 30, 2014) plus 4 percent. Loans are required to be repaid before any other distributions of net cash flow. Net cash flow is then distributed in proportion to the Members’ initial capital contributions, plus an 8% preferred return, and, once paid in full, in accordance with the 50% membership interest. The Company accounts for its investment in CDO under the equity method based on applicable accounting guidance as the Company does not hold a controlling financial interest in CDO.
For the three months ended September 30, 2014 and 2013, the Company recorded losses of $32,000 and $16,000, respectively, related to its equity in CDO. For the nine months ended September 30, 2014 and 2013, the Company recorded a loss of $13,000 and income of $20,000, respectively, related to its equity in CDO. The Company’s share of the joint venture’s income or loss is included in income (loss) on joint venture investment in the accompanying condensed consolidated statements of operations. At September 30, 2014 and December 31, 2013, the Company’s net investment in CDO was $1.3 million and $1.4 million, respectively. The balance is included in investment in joint venture in the accompanying condensed consolidated balance sheets at September 30, 2014. There were no distributions to the members for the three months ended September 30, 2014. At September 30, 2014 and December 31, 2013, the Company had no loans outstanding from CDO. As of September 30, 2014 and December 31, 2013, the Company had $65,000 and $85,000, respectively, payable to CDO which is included in related party payables on the condensed consolidated balance sheets.
CDO leases space from the Company under a ten-year operating lease expiring in August 2022. The lease has one five-year renewal option. Rent is paid monthly at 6% of sales, as defined in the agreement. CDO also pays a management fee of 6% of gross sales to Fox. Both the lease and the management agreement expire in August of 2022.

10.     Debt
The following table presents debt outstanding as of September 30, 2014 and December 31, 2013:

($ in thousands)		Face value	Book value	Face value	Book value
Project name/lender	Maturity	September 30, 2014	September 30, 2014	December 31, 2013	December 31, 2013
Amended facility -Note A/Vegas HR Private Limited	March 1, 2018 (1)	$586,785	$524,679	$575,213	$504,775

Amended facility -Note B/Vegas HR Private Limited	March 1, 2018 (1)	327,290	199,026	327,290	182,075

Second Mortgage - Brookfield Financial	March 1, 2018	30,000	18,072	30,000	16,596
Total debt		944,075	741,777	932,503	703,446
Current portion of long-term debt		(914,075)	(723,705)	(902,503)	(686,850)
Total long term debt		$30,000	$18,072	$30,000	$16,596
(1) As discussed in Note 1, Company Structure, the PIK interest will become due and payable on December 15, 2014. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on December 15, 2014, and therefore, the Company could be in default upon notification by the lender. Accordingly, the Amended Facility, supplemental interest, and PIK interest is classified as current as of September 30, 2014.

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
The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at The London InterBank Offered Rate (LIBOR) plus 2.5% with a 1.5% LIBOR floor (total of 2.7% at September 30, 2014). In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4.0% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less than the current interest due, the PIK Interest will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.
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
The Amended Facility and Second Mortgage include customary affirmative and negative covenants for similar financings, including, among others, restrictive covenants regarding incurrence of liens, sales or assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any of the Company’s real property and removal of any material article of furniture, fixture or equipment from the Company’s real property. As of September 30, 2014, the Company was in compliance with all covenants.
The outstanding PIK interest related to the Amended Facility as of September 30, 2014 and December 31, 2013 was $51.4 million and $39.8 million, respectively. During the three months ended September 30, 2014 and 2013, the Company recorded PIK interest in the amount of $2.8 million and $6.6 million, respectively. During the nine months ended September 30, 2014 and 2013, the Company recorded PIK interest in the amount of $11.6 million and $13.2 million, respectively. See discussion in Note 1 regarding the acceleration of PIK interest on March 1, 2014, the forbearance of such obligation until December 15, 2014, and the Company's ability to meet such obligation.
The fair value of our total debt as of September 30, 2014 and December 31, 2013 was $555.0 million and $641.3 million, respectively, which was determined utilizing a discounted cash flow model. The Company has determined that the fair value of its long-term debt is determined using Level 3 inputs. The discount rate was determined utilizing historical market-based equity returns which are adjusted, as necessary, for entity specific factors.

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
We are also subject to a variety of other claims and lawsuits that arise in the ordinary course of our business. We do not believe the outcome of these and the other matters disclosed above will have a material effect on our business, results of operations or financial condition. As of September 30, 2014, the Company accrued approximately $3.1 million for all loss contingency matters and our best estimate of reasonably possible losses in excess of the amount accrued is not material to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for “forward-looking statements” made by or on behalf of a company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”), which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” “expects” or other similar words or expressions are intended to identify forward-looking statements. We caution that these and similar statements are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to, continued adverse economic and market conditions, particularly in levels of spending in the hotel, resort and casino industry in Las Vegas, Nevada; the seasonal nature of the hotel, casino and resort industry; the use of the “Hard Rock” brand name by entities other than us; costs associated with compliance with extensive regulatory requirements; increases in interest rates and operating costs; the ability of the Company to satisfy its PIK interest payment obligations; increases in uninsured and underinsured losses; risks associated with conflicts of interest with entities which control us; the loss of key members of our senior management; the impact of any material litigation; risks related to natural disasters; changes in the competitive environment in our industry; hostilities, including future terrorist attacks, or fear of hostilities that affect travel; and other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 and subsequently filed Quarterly Reports on Form 10-Q in the section entitled “Risk Factors” and in this report in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.
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
Within this management’s discussion and analysis of financial condition and results of operation for the three months ended and nine months ended September 30, 2014 and 2013, references to the “Company,” “we,” “us,” or “our” refer to BREF HR, LLC.
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

Results of Operations for the Three Months Ended September 30, 2014 Compared to the Results of Operations for the Three Months Ended September 30, 2013

			$ Change	% Change
($ in thousands)	Three months ended September 30, 2014	Three months ended September 30, 2013	2014 vs 2013
Statement of Operations Data:
Revenues
Casino	$11,500	$9,666	$1,834	19.0%
Lodging	15,862	15,571	291	1.9
Food and beverage	19,564	18,804	760	4.0
Entertainment, retail and other	7,917	8,182	(265)	(3.2)
Gross revenues	54,843	52,223	2,620	5.0
Less: Promotional allowances	(4,665)	(4,902)	237	4.8
Net revenues	50,178	47,321	2,857	6.0

Costs and Expenses
Casino	8,861	8,808	53	0.6
Lodging	5,256	5,132	124	2.4
Food and beverage	12,082	11,998	84	0.7
Entertainment, retail and other	5,183	5,464	(281)	(5.1)
Marketing	2,050	2,317	(267)	(11.5)
Management fee and expense reimbursements - related party	587	452	135	29.9
General and administrative	8,675	9,720	(1,045)	(10.8)
Depreciation and amortization	7,516	7,428	88	1.2
Pre-opening	—	1	(1)	(100.0)
Total costs and expenses	50,210	51,320	(1,110)	(2.2)
Income (loss) from operations	(32)	(3,999)	3,967	99.2
Interest income	3	4	(1)	(25.0)
Interest expense	(28,300)	(25,088)	(3,212)	(12.8)
Income (loss) on joint venture investment	(32)	(16)	(16)	(100.0)
Net loss	$(28,361)	$(29,099)	$738	2.5%
Casino Revenues. The increase in casino revenues for the three months ended September 30, 2014 are primarily due as follows:
Table Games. Table games revenues for the three months ended September 30, 2014 increased $1.5 million or 33.3% to $6.2 million when compared to the same period in 2013. Table game hold percentage increased to 10.4% from 9.1% due to an enhanced focus in baccarat games.
Slot. An $11.0 million increase in slot machine handle more than offset a 0.4% decrease in slot machine hold percentage resulting in an increase of $263,000 or 5.3% in revenue to $5.2 million for the three months ended September 30, 2014 when compared to the same period in 2013. The increased slot machine revenue was due to an increase in programmed casino events.
Lodging Revenues. For the three months ended September 30, 2014, lodging revenues increased $291,000 or 1.9% to $15.9 million when compared to the same period in 2013. Occupancy decreased in transient and casino segments, but the outside travel agent ("OTA"), wholesale and groups segments were up significantly translating to an overall increase of 8,367 occupied rooms to 131,506, and produced a decrease in average daily rate ("ADR") of $5.44.
Food and Beverage Revenues. Food and beverage revenues for the three months ended September 30, 2014 increased $760,000 when compared to the same period in 2013 primarily due to a $926,000 increase in banquet revenues partially offset by a $443,000 decrease in nightlife revenue.

Entertainment, Retail and Other Revenues. Overall, entertainment, retail and other revenues for the three months ended September 30, 2014 decreased $265,000 or 3.2% to $7.9 million when compared to the same period in 2013. With fewer Joint concerts, entertainment revenues and sponsorship revenues decreased significantly. These decreases were partially offset by a $496,000 increase in licensing revenues.
Casino Expenses. Casino expenses increased slightly by $53,000 to $8.9 million for the three months ended September 30, 2014 when compared to the period in 2013. An increase in returned markers was offset by reductions in payroll and Backstage Pass Rewards Club expenses.
Lodging Expenses. Lodging expenses increased $124,000 to $5.3 million for the three months ended September 30, 2014 when compared to the same period in 2013 mostly due to increased travel agency commissions.
Food and Beverage Expenses. Food and beverage expenses for the three months ended September 30, 2014 increased $84,000 mainly due to an increase in cost of sales.
Entertainment, Retail and Other Expenses. The decrease of $281,000 in entertainment, retail and other expenses for the three months ended September 30, 2014 when compared to the same period in 2013 was primarily due to three fewer Joint concerts when compared to the same period in 2013.
General and Administrative. A $1.2 million decrease in non-recurring legal liability claims expenses were slightly offset by increases in various other expenses resulting in an overall reduction of $1.0 million in general and administrative expenses for the three months ended September 30, 2014 when compared to the same period in 2013.
Depreciation and Amortization. The increase of $88,000 in depreciation and amortization expenses for the three months ended September 30, 2014 was primarily due to increased purchases of furniture, fixtures and equipment.
Interest Expense. The $3.2 million increase in interest expense for the three months ended September 30, 2014 was the result of an increase in the amount of debt as a result of interest being paid in kind during 2013 and the first nine months of 2014.

Results of Operations for the Nine Months Ended September 30, 2014 Compared to the Results of Operations for the Nine Months Ended September 30, 2013

			$ Change	% Change
($ in thousands)	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	2014 vs 2013
Statement of Operations Data:
Revenues
Casino	$37,632	$32,849	$4,783	14.6%
Lodging	50,821	47,896	2,925	6.1
Food and beverage	60,791	60,099	692	1.2
Entertainment, retail and other	21,440	26,733	(5,293)	(19.8)
Gross revenues	170,684	167,577	3,107	1.9
Less: Promotional allowances	(14,112)	(15,586)	1,474	9.5
Net revenues	156,572	151,991	4,581	3.0

Costs and Expenses
Casino	25,600	27,220	(1,620)	(6.0)
Lodging	16,412	14,905	1,507	10.1
Food and beverage	36,555	34,617	1,938	5.6
Entertainment, retail and other	14,122	17,449	(3,327)	(19.1)
Marketing	6,700	6,762	(62)	(0.9)
Management fee and expense reimbursements - related party	3,193	1,366	1,827	133.7
General and administrative	26,024	30,468	(4,444)	(14.6)
Depreciation and amortization	22,435	23,469	(1,034)	(4.4)
Pre-opening	—	11	(11)	(100.0)
Total costs and expenses	151,041	156,267	(5,226)	(3.3)
Income (loss) from operations	5,531	(4,276)	9,807	229.3
Interest income	9	20	(11)	(55.0)
Interest expense	(78,307)	(72,367)	(5,940)	(8.2)
Income (loss) on joint venture investment	(13)	20	(33)	(165.0)
Net loss	$(72,780)	$(76,603)	$3,823	5.0%

Casino Revenues. The increase in casino revenues for the nine months ended September 30, 2014 are primarily due as follows:
Table Games. Table games revenues for the nine months ended September 30, 2014 increased $3.1 million or 17.4% to $21 million when compared to the same period in 2013 despite a $2.2 million decrease in table game drop because the table game hold percentage increased to 11.8% from 10%, mainly due to an increased focus on baccarat.
Slot. Slot machine revenues for the nine months ended September 30, 2014 increased $1.6 million or 10.6% to $16.1 million when compared to the same period in 2013. Slot machine hold percentage increased to 5.8% from 5.7%. The increase in slot revenues was primarily the result of a 9.6% increase in slot machine handle due to an increase in programmed casino events.
Lodging Revenues. The $2.9 million increase in lodging revenues for the nine months ended September 30, 2014 was primarily due to increased occupancy and a $0.97 increase in ADR. Despite a decrease in the transient room segment, total occupied rooms increased 19,675 to 391,190 mainly because group and wholesale segments were up when compared to the same period in 2013.
Food and Beverage Revenues. Banquet revenue was up $3.3 million for the nine months ended September 30, 2014 when compared to the same period in 2013 and was offset by a decrease of $3.2 million in nightlife revenue resulting in an overall increase in food and beverage revenues of $692,000 over prior year to $60.8 million.

Entertainment, Retail and Other Revenues. For the nine months ended September 30, 2014 entertainment, retail and other revenues decreased $5.3 million to $21.4 million due to 6 fewer events when compared to the same period in 2013.
Promotional Allowances. The $1.5 million decrease to $14.1 million in promotional allowances for the nine months ended September 30, 2014 was primarily due to a change in promotional marketing strategy to casino customers.
Casino Expenses. Total casino expenses decreased $1.6 million to $25.6 million for the nine months ended September 30, 2014 when compared to the period in 2013 primarily due to a decline in costs incurred by the Company to provide complementaries to casino customers.
Lodging Expenses. Total lodging expenses for the nine months ended September 30, 2014 were up $1.5 million when compared to the period in 2013, primarily driven by increases in payroll and related expenses of $441,000, travel agency commissions of $307,000 and laundry expenses of $218,000.
Food and Beverage Expenses. Total food and beverage expenses increased $1.9 million to $36.6 million for the nine months ended September 30, 2014. The largest increases were in professional services, contract services and equipment rental.
Entertainment, Retail and Other Expenses. The decrease in entertainment, retail and other expenses of $3.3 million to $14.1 million for the nine months ended September 30, 2014 was due to a decrease in artist fees and related production costs from fewer Joint concerts in 2014.
Management Fee and Expense Reimbursements - Related Party. The $1.8 million increase to $3.2 million in management fee and expense reimbursements — related party for the nine months ended September 30, 2014 was primarily the result of incentive fees incurred under the WG-Harmon Agreements.
General and Administrative. The decrease in non-recurring expenses associated with the timing of certain legal matters led to an overall decrease in general and administrative expenses for the nine months ended September 30, 2014 of $4.4 million to $26.0 million when compared to the same period in 2013.
Depreciation and Amortization. The $1.0 million decrease in depreciation and amortization expenses for the nine months ended September 30, 2014 was primarily the result of intangible assets becoming fully amortized.
Interest Expense. The $5.9 million increase in interest expense to $78.3 million for the nine months ended September 30, 2014 was the result of an increase in the amount of debt and interest being paid in kind during 2013 and the first nine months of 2014.

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
The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at LIBOR plus 2.5% with a 1.5% LIBOR floor (total of 2.7% at September 30, 2014). In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4.0% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less than the current interest due, the interest shortfall will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest, as PIK interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.

The outstanding PIK interest as of September 30, 2014 and December 31, 2013 was $51.4 million and $39.8 million, respectively. The PIK interest outstanding as of March 1, 2014, in the amount of $44.3 million, became due and payable on March 1, 2014, as the operating performance of the Company did not meet a specified debt yield threshold for the twelve month period ended March 1, 2014. However, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest until June 2, 2014. The lender entered into a series of amendments to the Forbearance Agreement which each time extended the effective date to which the lender agreed it would not exercise any rights or remedies with respect to the PIK interest. The most recent amendment to the Forbearance Agreement, the Ninth Amendment, is effective as of October 30, 2014, pursuant to which the lender agreed not to exercise any rights or remedies with respect to the PIK interest until December 15, 2014. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on December 15, 2014. The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, selling off a portion of existing collateral or attempting to obtain borrowings from other sources. If the Company is unable to restructure its indebtedness, obtain alternative financing on acceptable terms, obtain approval from the lender to use available cash reserves to satisfy a portion of this potential obligation, or a combination thereof, among other lesser remedies, the lender may declare all unpaid principal and accrued interest, totaling $997.5 million, under the Amended Facility due and payable immediately, in which case, under present circumstances, the Company would not have sufficient funds or other sources of liquidity to pay all such amounts. If this occurs, our business and results of operations would be materially adversely affected. The Company is currently in discussions with the lender but as of the date of the filing the outcome remains uncertain.
The maturity date of the Second Mortgage is March 1, 2018 and provides for an effective interest rate of 15% payable at maturity.
Liquidity Requirements
Short-Term Liquidity Requirements. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on December 15, 2014 and therefore, the Company could be in default and its debt could be accelerated upon notification by the lender. The Amended Facility, supplemental interest, and PIK interest are classified as current as of September 30, 2014. If prevailing interest rates or other factors at the time of any restructuring of our indebtedness or at the time we obtain borrowings from other sources result in higher interest rates, our interest expense could increase, which would harm our business and results of operations.
Except for the implications described above related to the Amended Facility, we expect our liquidity requirements to consist primarily of funds necessary to pay operating expenses associated with our subsidiaries’ hotel and casino operations, interest, payment of principal, fees and expenses under certain of our subsidiaries’ loan agreements (including required deposits into reserve accounts) and capital expenditures associated with the Hard Rock Hotel & Casino Las Vegas. Anticipated sources of our liquidity needs include our subsidiaries’ existing working capital, cash provided by our subsidiaries’ operations and our subsidiaries’ non-restricted cash reserves. Excluding the potential implications of the item described above, we expect to be able to meet our short-term liquidity needs through existing working capital and cash provided by our operations. For the nine months ended September 30, 2014, the Company incurred cash interest payments of $13.3 million.
Long-Term Liquidity Requirements. Our long-term liquidity requirements include funds necessary to pay debt under the Amended Facility and Second Mortgage.
Cash Flows for the Nine Months Ended September 30, 2014
Operating Activities. Our operating cash flows primarily consist of our operating income (excluding non-cash charges), interest paid and changes in working capital accounts such as receivables, inventories, prepaid expenses and payables. Net cash provided by operating activities amounted to $7.0 million for the nine months ended September 30, 2014, compared to $4.7 million net cash used in operating activities for the nine months ended September 30, 2013. The increase in net cash provided by operating activities primarily relates to the change in working capital for the nine months ended September 30, 2014.
Investing Activities. Net cash used in investing activities amounted to $3.8 million for the nine months ended September 30, 2014, compared to $3.7 million net cash used in investing activities for the nine months ended September 30, 2013. The increase primarily relates to increased restricted cash contribution during the nine months ended September 30, 2014.

Financing Activities. Net cash used in financing activities amounted to $339,000 for the nine months ended September 30, 2014, compared to $531,000 net cash used in financing activities for nine months ended September 30, 2013.
Capital Expenditures, Interest Expense and Reserve Funds
The Company is obligated to maintain reserve funds for capital expenditures at the Hard Rock Hotel & Casino Las Vegas as determined pursuant to the Amended Facility. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. The Amended Facility requires the subsidiaries to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock Hotel & Casino Las Vegas’ gross revenues and requires that the funds be set aside in restricted cash. As of September 30, 2014, the Company had restricted cash in a working capital reserve account of $15 million, and an additional $5.9 million was available in restricted cash reserves for future capital expenditures in the replacements and refurbishments reserve fund.
Pursuant to gaming requirements certain of our subsidiaries maintain up to $8 million in reserve for their gaming operations, which in accordance with the Amended Facility is not deposited into the cash management account described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under the Amended Facility has a variable interest rate. We use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of September 30, 2014, our total outstanding variable rate debt was $914.1 million.
At September 30, 2014, the LIBOR rate was 0.157% on the total outstanding debt. Due to a LIBOR floor of 1.5% currently in place under the Amended Facility, the LIBOR rate would have to exceed the LIBOR floor for our interest expense to be affected and any decrease in interest rates would not decrease interest expense. As of September 30, 2014, a hypothetical 1% increase in market rates above the LIBOR floor of 1.5% to 2.5% would increase interest expense for the next twelve months by $9.5 million and a hypothetical 2% increase in market rates above the LIBOR floor of 1.5% to 3.5% would increase interest expense for the next twelve months by $18.9 million. Due to the LIBOR floor, a decrease in market interest rates would not decrease our annual interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of our principal executive and financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) of September 30, 2014. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting during the Quarter Ended September 30, 2014
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BREF HR, LLC, by its manager, BREF HR Management, LLC
November 12, 2014	By:	/s/ Andrea Balkan
Andrea Balkan
Authorized Representative

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William Warner	Principal Executive Officer	November 12, 2014
William Warner

/s/ Chad Konrad	Principal Financial Officer	November 12, 2014
Chad Konrad