Form 10-K/A
period 2013-12-31
BREF HR, LLC
filed 2015-02-03
CIK 1531537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Class A Units
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes __ No X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes __ No X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), an(2) has been subject to such filing requirements for the past 90 days. Yes X No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __ No X
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

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

PART I

Explanatory Note

BREF HR, LLC, (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”). This Amendment is being filed solely to provide a signed copy of the report of the Company’s independent registered public accounting firm because such signature was inadvertently omitted from the report that was included in the Form 10-K that was filed on May 9, 2014.

In addition, in connection with the filing of this Amendment, the Company has included new certifications of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. No other changes have been made to the Form 10-K. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect any events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures contained in the original Form 10-K.

PART II

Item 8	Financial Statements and Supplementary Data
See the Financial Statements beginning on page 5.

PART III

Item 15	Exhibits and Financial Statement Schedules
(a)  Financial Statements.
Financial Statements are included on page 5 of this Annual Report on Form 10-K/A
(b) Exhibits
An index of Exhibits are included on page 34 of this Annual Report on Form 10-K

Signatures
Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREF HR, LLC, by its manager, BREF HR Management, LLC
Dated: February 2, 2015	By:	/s/ Andrea Balkan
Andrea Balkan
Authorized Representative

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William Warner	Principal Executive Officer	February 2, 2015
William Warner

/s/ Chad Konrad	Principal Financial Officer	February 2, 2015
Chad Konrad

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

/s/ Deloitte & Touche LLP

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