Form 10-K
period 2014-12-31
BREF HR, LLC
filed 2015-04-14
CIK 1531537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
Class A Units
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes __ No X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes __ No X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __ No X
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer __	Accelerated filer __	Non-accelerated filer X	Smaller reporting company __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X
There is no aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014. There currently is no established public trading market for our Class A Units.

PART I
Explanatory Note
On March 1, 2011, Hard Rock Hotel Holdings, LLC, Vegas HR Private Limited, Brookfield Real Estate Financial Partners LLC, NRFC WA Holdings, LLC, Morgans Hotel Group Co. and certain affiliates of DLJ Merchant Banking Partners, as well as other interested parties entered into the Agreement to Transfer in Lieu of Foreclosure and Settlement Agreement (the "Settlement Agreement"), pursuant to which the membership interests of HRHH JV Junior Mezz, LLC and HRHH Gaming Junior Mezz, LLC, which collectively indirectly owned the assets comprising the Hard Rock Hotel & Casino Las Vegas, were transferred and assigned to BREF HR, LLC (the “Company”). The transactions contemplated by such agreement are referred to as the “Assignment,” as described more fully herein.
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
See Note 1, Company Structure and Nature of Business, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K and Item 1A, Risk Factors – Risks Related to our Business – There is substantial doubt about our ability to continue as a going concern, for a discussion of factors that could affect our ability to continue as a going concern.
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains certain “forward-looking statements”, which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” “expects” or other similar words or expressions are intended to identify forward-looking statements. We caution that these and similar statements included in this Annual Report on Form 10-K are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. The factors that could cause actual results to differ materially from expected results include changes in economic, business, competitive market and regulatory conditions. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to:

•	our ability to continue as a going concern;

•	the state of the U.S. economy, particularly as it relates to the levels of spending in the Las Vegas hotel, resort and casino industry;

•	reliance on a single property to attract local residents in the Las Vegas market;

•	reliance on Northern and Southern California markets;

•	changes in the competitive environment in our industry, particularly in the Las Vegas market;

•	volatility of and access to capital markets and increases in interest rates;

•	pre-tax net losses and risks related to our substantial amount of debt;

•	risks related to high fixed costs, including property taxes and insurance costs;

•	damage to our name, image or brand, including through the use of the “Hard Rock” brand name by entities other than us;

•	disputes with third parties for infringement or misappropriation of their proprietary rights;

•	potential liabilities associated with litigation and legal proceedings;

•	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;

•	our dependence on BREF HR Management, LLC ("BREF HR Management") for our management or the departure of key personnel;

•	the seasonal nature of the hotel, resort and casino industry;

•	costs associated with compliance with extensive regulatory requirements;

•	increases in uninsured and under-insured losses, and

•	the other risks discussed in this Annual Report on Form 10-K in Item 1A, Risk Factors.
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
The Company was formed by certain affiliates of Brookfield Financial, LLC (“Brookfield Financial”) to acquire the limited liability company interests of HRHH JV Junior Mezz, LLC (“HRHH JV Junior Mezz”) and HRHH Gaming Junior Mezz, LLC (“HRHH Gaming Junior Mezz”), which indirectly own the Hard Rock Hotel & Casino Las Vegas and certain related assets. These assets were acquired pursuant to the assignment (the "Assignment") from Hard Rock Hotel Holdings, LLC (“HRH Holdings”) in connection with the default by HRH Holdings and its subsidiaries on a real estate financing facility (the "Facility"), and the resulting Settlement Agreement. Brookfield Financial is managed by Brookfield Real Estate Financial Partners LLC (together with its affiliates, “Brookfield”).
As part of the Assignment, the Company assumed the obligations under the Facility and entered into an amendment thereof (as amended, the “Amended Facility”) between Vegas HR Private Limited (the "Mortgage Lender") and the Company. Pursuant to the Amended Facility, the land, building and improvements, equipment, fixtures and all personal property relating to the Hard Rock Hotel & Casino Las Vegas were pledged as security and collateral. Also as part of the Assignment, the Company entered into a second mortgage loan agreement with Brookfield Financial, as lender, (the “Second Mortgage”) in the amount of $30.0 million pursuant to which certain land, building and improvements, equipment, fixtures and personal properties were pledged as security and collateral. The Second Mortgage is subordinate in right of payment to the Amended Facility.
The Amended Facility required that the Company repay in full all “paid in kind” interest ("PIK interest") outstanding on March 1, 2014 in the event the Company had not made sufficient payments to the lender to provide a specified debt yield. The Company did not meet the specified debt yield threshold for the twelve month period ending March 1, 2014. However, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest. The lender entered into a series of amendments to the Forbearance Agreement which each time extended the effective date to which the lender agreed it would not exercise any rights or remedies with respect to the PIK interest. The most recent amendment to the Forbearance Agreement, the Twelfth Amendment, is effective as of March 6, 2015, pursuant to which the lender agreed not to exercise any rights or remedies with respect to the PIK interest until April 17, 2015. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on April 17, 2015.  The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at The London InterBank Offered Rate (“LIBOR”) plus 2.5% with a 1.5% LIBOR floor (total of 4% at December 31, 2014). In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4% effective interest rate at maturity after consideration of all prior payments of principal and interest ("supplemental interest"). The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less that the current interest due, the interest shortfall (“PIK interest”) will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest, and principal according to the terms of the Amended Facility.
The outstanding PIK interest for the year ended December 31, 2014 was $60.3 million. The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, selling off a portion of existing collateral or attempting to obtain borrowings from other sources. If we are unable to restructure our indebtedness, obtain alternative financing on acceptable terms, or obtain approval from the lender to use our available cash reserves to satisfy a portion of this potential obligation, we risk losing some or all of our property to foreclosure. If prevailing interest rates or other factors at the time of any restructuring of our indebtedness or at the time we obtain borrowings from other sources results in higher interest rates, our interest expense would increase, which would harm our business and results of operations.
See Note 1, Company Structure and Nature of Business and Note 9, Debt, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K. See also Item 1A, Risk Factors – Risks Related to our Business – There is substantial doubt about our ability to continue as a going concern.
Corporate Structure
Until June 15, 2012, gaming operations at the Hard Rock Hotel & Casino Las Vegas were operated by LVHR Casino, Inc. (“LVHR”), a third party operator, pursuant to the Casino Lease dated as of March 1, 2011 between LVHR, as Tenant, and HRHH Hotel/Casino, LLC ("HRHH Hotel/Casino") as Landlord (the “Casino Lease”). LVHR became one of our indirect subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas on June 15, 2012.
On or about June 15, 2012, we also restructured and converted LVHR from a Nevada corporation to a Nevada limited liability company known as LVHR Casino, LLC ("LVHR Casino"). Upon consummation of the conversion of LVHR into LVHR Casino: (i) LVHR Casino became a mortgage borrower under the Amended Facility and the Second Mortgage; (ii) LVHR Casino continued to own all of the assets that are used at the Hard Rock Hotel & Casino Las Vegas gaming operations (which assets LVHR acquired on March 2, 2011); and (iii) the revolving line of credit HRHH Gaming, LLC was obligated to make available to LVHR was terminated. See Item 1, Business – Nevada Gaming Regulation and Licensing and Item 1, Business – Agreements Governing the Operation of the Hard Rock Hotel & Casino Las Vegas for additional information.

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
The Hard Rock Hotel & Casino Las Vegas currently consists of:

•	three hotel towers with 1,504 stylishly furnished hotel rooms averaging approximately 500 square feet in size (including 448 suites, 11 penthouses, 10 pool villas and eight multi-level spa villas);

•
an approximately 60,000 square-foot uniquely styled casino with 655 slot machines, 81 table games and five poker tables where rock music is played continuously to provide the casino with an energetic and entertaining, club-like atmosphere;

•	an approximately 1,250 square-foot “Hard Rock” retail store, a jewelry store, two clothing stores, a lingerie store and a tattoo parlor;

•	a 12,621 square-foot special events facility, offered in the Vanity night club space, with a capacity of approximately 1,400 persons;

•	a 14,578 square-foot nightclub, called “Body English”, with a capacity of approximately 800 persons;

•	approximately 80,000 square feet of flexible banquet and meeting facilities;

•	a live music concert hall, called “The Joint,” with a capacity of approximately 4,255 persons; and a live entertainment venue, called “Vinyl”, with a capacity of approximately 650 persons;

•	a nearly five-acre pool area comprised of various diverse pool areas including Paradise Beach, Nirvana Pool and Breathe Pool and Lounge (collectively the “Pools”);

•
six full service restaurants at multiple price points - 35 Steaks + Martinis, Pink Taco, Mr. Lucky’s, Nobu Las Vegas, Culinary Dropout, and Fú, and three coffee/juice bars - Fuel Cafe, Fuel Express, and Juice Bar;

•
seven cocktail lounges, including two circular lounges, called “Luxe Bar” and “Center Bar,” that are surrounded by the gaming floor, a sports bar called “The Ainsworth,” Lounge Bar and the Midway Bar; and

•	an approximately 21,000 square-foot spa, salon and fitness center, called “Reliquary.”
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
Significant Revenues from Non-Gaming Operations
We derive significant revenues from non-gaming operations. Our hotel, Pools, retail, food and beverage, and other operations allow us to market the Hard Rock Hotel & Casino Las Vegas as a full-service destination. We believe our diversified revenue base allows us to be less dependent on the casino as a source of revenues and profits and may result in less volatility in our earnings.
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

THE HARD ROCK HOTEL & CASINO LAS VEGAS
The Hard Rock Hotel & Casino Las Vegas currently consists of the hotel, casino, retail stores, nightclubs, a special events facility, banquet and meeting facilities, The Joint, a live entertainment venue, Pools and beach area, six full service restaurants, three coffee/juice bars, seven cocktail lounges, spa, salon, and a fitness center.
The Hotel
The Hard Rock Hotel & Casino Las Vegas’ three hotel towers consist of 1,504 hotel rooms, 448 or approximately 30% of which are suites, including 11 penthouses, 10 pool villas and eight multi-level spa villas. The hotel rooms average approximately 500 square feet, which is larger than the average Las Vegas hotel room. Consistent with the Hard Rock Hotel & Casino Las Vegas’ distinctive decor, the hotel rooms are stylishly furnished, with over-sized bathrooms, pedestal beds with leather headboards and photos of famous rock musicians. The rooms also include special amenities such as large 40-plus inch flat screen televisions with high speed internet access and, in certain cases, French doors that open to the outdoors, and personal iPod compatible sound systems. A full-service concierge and 24-hour room service are available to all guests of the hotel.

The following table illustrates certain historical information relating to our hotel:

	For the year ended December 31,
	2014	2013	2012
Average number of hotel rooms	1,504	1,505	1,505
Average occupancy rate (1)	94%	89%	83%
Average daily rate (1)	$125	$125	$133
Revenues per available room (2)	$119	$113	$112

(1)
The Company calculates (a) average occupancy rate by dividing total rooms occupied by average number of hotel rooms(b) average daily rate by dividing total daily lodging revenue by total daily rooms rented. The Company accounts for lodging revenue on a daily basis. As is customary for companies in the gaming industry, average occupancy rate and average daily rate include rooms provided on a complimentary basis. Rooms provided on a complimentary basis include rooms provided free of charge or at a discount to the rate normally charged to customers as an incentive to use the casino. Complimentary rooms reduce average daily rate for a given period to the extent the provision of such rooms reduces the amount of revenue the Company would otherwise receive.

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
The casino houses 81 table games including Blackjack tables, Craps tables, Roulette tables, Baccarat tables, Three-Card Poker tables, Let-it-Ride table, Big 6 table, Ultimate Texas Holdem table, Switch Blackjack tables, Pai Gow Poker tables as well as five poker tables, 655 slot machines, and a state-of-the-art, 5,836 square-foot race and sports book. The race and sports book is operated by CG Technology (formerly Cantor G&W (Nevada), L.P.) under a lease arrangement. Some of the casino’s gaming tables are themed to coincide with current concerts and the casino also offers patrons other attractions, such as cutting edge slot technology, proprietary slot graphics and distinctive slot signage.
Retail
The Hard Rock Hotel & Casino Las Vegas’ retail operations consist of an approximately 1,250 square-foot “Hard Rock” retail store; an approximately 700 square-foot sundries shop; and an approximately 600 square-foot “Love Jones” lingerie store. Visitors may purchase clothing and other accessories, including merchandise displaying the popular “Hard Rock Hotel”, from the retail and sundries shops. Our retail operations offer a convenient and inexpensive outlet to market and advertise the “Hard Rock Hotel” trademark and attract visitors to the Hard Rock Hotel & Casino Las Vegas. Our in-house design team is responsible for maintaining the consistency of the Hard Rock Hotel & Casino Las Vegas’ image while creating new merchandise to expand and diversify the retail selection. Additionally, the following independently operated stores are located at the property: “Rocks the Jewelers” jewelry store, “Hart & Huntington Tattoo” tattoo parlor and, “John Varvatos” and “Affliction” clothing stores.
Vanity
Vanity is a 12,621 square-foot venue featuring two marble bars, a sunken dance floor, 50 intimate VIP booths and an outdoor terrace, including five cabanas. Since January 1, 2013, Vanity has limited its operations exclusively to special events.
Body English
On December 28, 2012, the Company re-opened the 14,578 square-foot nightclub Body English. Body English had been closed since January 1, 2010. The venue, which is located underground, features intimate lighting, elegant leather booths, multiple bars and dance floors, and sound equipment featuring popular and innovative DJs from all around the country.

Banquet and Meeting Facilities
Our approximately 80,000 square feet of flexible banquet and meeting space, and entertainment areas have capacity to accommodate groups of up to 8,000 persons. Depending upon the size of the event, customers can choose to host their functions, conventions and banquets indoors at The Joint or Ballrooms, or outdoors around the Pools (as defined below).
The Joint
The Joint is a live music concert hall with a capacity for up to 4,255 persons that draws audiences from both visitors to Las Vegas, as well as local residents.
Vinyl
Vinyl, which opened in August 2012, is a live music entertainment venue with a capacity for up to approximately 650 persons, featuring up-and-coming and local rock, jazz, blues and comedy acts.
The Pools
The nearly five-acre pool area is comprised of various diverse pool areas including Paradise Beach, Nirvana Pool and Breathe Pool and Lounge (collectively the “Pools”). The Pools feature beaches with white sand imported from Monterey, California, rock outcroppings and whirlpools.
Paradise Beach features swim-up blackjack, a bar and grill, Tahitian-style private cabanas, daybeds, and a removable dance floor that extends from one of the beach areas. Each of the private cabanas include water misters, a refrigerator, a safe, a television and (for an additional fee) an on-site massage service.
Rehab is the original party pool in Las Vegas. Each Saturday and Sunday during pool season (April through October), the Pools and the Hard Rock Hotel & Casino host a massive outdoor party, with 1,500 to 4,500 attendees that party from morning until night. The resident DJ plays a wide variety of music and Rehab has become a noted destination for headline dance music DJs, and a frequent destination for celebrities.
The Nirvana Pool features an expansive pool area, sandy beach, daybeds and luxury cabanas, a unique island pool, swim-up blackjack and a lounge area. Breathe Pool and Lounge serves as a poolside escape for guests seeking more privacy.
Food and Beverage
The Hard Rock Hotel & Casino Las Vegas offers its patrons a selection of high-quality food and beverages at multiple price points. Food and beverage operations include six full service restaurants (35 Steaks + Martinis, Pink Taco, Mr. Lucky’s, Nobu Las Vegas, Culinary Dropout and Fú), three coffee/juice bars (Fuel Café, Fuel Express and Juice Bar), seven cocktail lounges (Luxe Bar, Lounge Bar, Midway Bar, The Ainsworth, Race and Sports Bar, High Limit Bar and Center Bar), four bars in The Joint, two bars at the Paradise Beach, a bar at the Nirvana Pool, two bars at Breathe Pool and Lounge and catering service for corporate events, conventions, banquets and parties. 35 Steaks + Martinis, with a seating capacity of approximately 227 persons, is a unique marriage of traditional steakhouse cuisine and libations, complemented with clean, classic yet cutting edge design. Pink Taco, with a seating capacity of approximately 400 persons, is a stylish, authentic Mexican eatery with seasonal outside dining. Mr. Lucky’s, a 24-hour restaurant with a seating capacity for approximately 214 persons, specializes in high-quality, moderately priced American cuisine. Nobu Las Vegas, with a seating capacity of approximately 267 persons, is an upscale Japanese restaurant created by renowned chef Nobu Matsuhisa and serves traditional Japanese cuisine infused with South American and Western flavors. Nobu Las Vegas is owned and operated independently of the Hard Rock Hotel & Casino Las Vegas. Culinary Dropout, with a seating capacity of approximately 392 persons, is a gastropub serving unique and simple pub fare. Fú, which means “luck” in Chinese, is an Asian restaurant, with a seating capacity of approximately 200 persons, offering a modern twist on Chinese cuisine. Fú features a unique fusion of Asian fare such as noodle dishes and the popular dim sum, and offers authentic Chinese cuisine with additional regional inspirations including Korean, Vietnamese and Thai. Fuel Cafe and Fuel Express offer a diverse array of coffees, teas, pastries and freshly-blended smoothies and juices. Juice Bar offers an array of coffees, teas, freshly-blended smoothies, and fresh squeezed juices.

Reliquary
Our spa and salon features a 1,500 square-foot Roman bath, 21 treatment rooms, including couples facilities, and hydro therapy rooms. The fitness center facility features amenities such as treadmills, stair-masters, stationary bicycles, and CYBEX machines.

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
On November 11, 2008, HRH Holdings executed a license agreement (the "CNE license agreement") with Cherokee Nation Enterprises, LLC (“CNE”), an entity indirectly 100%-owned by the Cherokee Nation. Pursuant to the CNE license agreement, we have agreed to sublicense certain intellectual property, including the “Hard Rock Hotel” and “Hard Rock Casino” trademarks, to CNE in connection with a hotel and a casino that CNE opened in Catoosa, Oklahoma. Under the terms of the CNE license agreement, CNE has agreed to pay us a certain percentage of its annual gross revenues based on the performance of its Hard Rock Hotel/Casino as well as certain other license fees. On February 17, 2009, HRH Holdings received notice from the National Indian Gaming Commission (the “NIGC”) that the CNE license agreement (i) is not a management agreement requiring the NIGC Chairman’s approval under the Indian Gaming Regulatory Act, and (ii) does not provide us or any other party with an impermissible proprietary interest in Indian gaming. The CNE license agreement became effective upon receipt of this NIGC notice.
On October 13, 2009, HRH Holdings executed a license agreement (the "Isleta license agreement") with the Pueblo of Isleta (“Isleta”). Pursuant to the Isleta license agreement, the Company sublicensed certain intellectual property, including the “Hard Rock Hotel” and “Hard Rock Casino” trademarks, to Isleta in connection with a hotel and a casino that Isleta opened in Albuquerque, New Mexico. Under the terms of the Isleta license agreement, Isleta agreed to pay us a certain percentage of its annual gross revenues based on the performance of its Hard Rock Hotel/Casino as well as certain other license fees. Similar to the CNE license agreement, the effectiveness of the Isleta license agreement was conditioned upon receipt of confirmation from the NIGC that the Isleta license agreement did not require its approval. On December 9, 2009, HRH Holdings received notice from the NIGC that the Isleta license agreement did not constitute a management contract and did not need to be approved by the NIGC Chairman. The Isleta license agreement became effective upon receipt of this NIGC notice. On December 24, 2012, Isleta and the Company mutually agreed to terminate the Isleta license agreement. The termination of the Isleta license agreement occurred on June 30,

2013. The Company recorded an impairment of the Isleta intangible asset included in other licenses of $6.2 million in December 2012. The $6.2 million impairment represented amounts included in the March 1, 2011 fair value related to the agreement which were anticipated at that time had the agreement continued after June 30, 2013. See further discussion at Note 6, Intangible Assets, Net, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.
On June 28, 2013, the Company executed a license agreement with Great Canadian Casinos, Inc., an affiliate of Great Canadian Gaming Corporation, for the Hard Rock Casino Vancouver, to rebrand and renovate the Boulevard Casino, situated in the city of Coquitlam, British Columbia in Metro Vancouver.  The Hard Rock Casino Vancouver opened December 20, 2013 and houses table games, including blackjack, roulette, pai gow, poker, baccarat, craps, VIP high-limit salons and more than 950 state-of-the-art interactive slot machines spread across an approximately 80,000 square-foot casino floor.  The British Columbia Lottery Corporation and the British Columbia Gaming Policy Enforcement Branch (“GPEB”) determined that HRHH IP, LLC ("HRHH IP"), our subsidiary, was an “associate” of Great Canadian Gaming Casinos, Inc. within the meaning of the Gaming Control Act of British Columbia and, as such, was required to submit to background investigations as a condition of effectiveness to the license agreement. Accordingly HRHH IP submitted the required information to GPEB and was approved as an associate company on November 26, 2013.
On November 11, 2013, the Company executed a license agreement with SCE Partners, LLC (“SCE”), pursuant to which certain intellectual property, including the “Hard Rock Hotel” and “Hard Rock Casino” trademarks, was licensed to SCE in connection with a land-based casino and adjacent hotel in downtown Sioux City, Iowa ("Hard Rock Hotel & Casino Sioux City"). SCE together with the Missouri River Historical Development, Inc. ("MRHD") was awarded the land based casino license on April 18, 2013 through the request for proposal process conducted by the Iowa Racing and Gaming Commission.  Hard Rock Hotel & Casino Sioux City opened on August 1, 2014 and has an approximately 30,000 square-foot casino with 700 slot machines and 18 table games along with an approximately 50-room hotel.
On July 14, 2014, the Company executed a license agreement with Neva One, LLC, pursuant to which certain intellectual property, including the “Hard Rock Hotel” and “Hard Rock Casino” was licensed to Neva One, LLC in connection with an approximately 25,000 square-foot casino and hotel with 500 slot machines and 539 rooms (the "Hard Rock Hotel and Casino Lake Tahoe"). The Hard Rock Hotel and Casino Lake Tahoe opened on January 28, 2015.
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

LAS VEGAS MARKET
During 2014, according to the Las Vegas Convention and Visitors Authority (the “LVCVA”), gaming revenues in Clark County decreased 1.2% to approximately $9.6 billion and the number of visitors traveling to Las Vegas increased 3.7% to approximately 41.1 million in 2014.
The following table sets forth certain statistical information for the Las Vegas market for the years 2010 through 2014, as reported by the LVCVA.

	For the year ended December 31,
	2014	2013	2012	2011	2010
Visitor Volume (in thousands)	41,127	39,668	39,727	38,929	37,335
Clark County Gaming Revenues (in millions)	$9,554	$9,676	$9,400	$9,223	$8,908
Hotel/Motel Rooms	150,544	150,593	150,481	150,161	148,935
Airport Passenger Traffic (in thousands)	42,870	41,857	41,668	41,480	39,757
Convention Attendance (in thousands)	5,169	5,107	4,944	4,865	4,473

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

 EMPLOYEES
As of December 31, 2014, we had 1,363 full-time employees and 635 on-call and seasonal employees who are employed on an as-needed basis. None of our employees are represented by unions except for our valet employees, who are represented by the Teamsters Union Local 995 (the "Teamsters"). The Company commenced bargaining with the Teamsters in May 2012 and such bargaining has continued through the date of this filing. We have been approached by other unions on various occasions and cannot be certain that one or more unions will not approach our employees. We consider our relations with our employees to be good and have never experienced an organized work stoppage, strike or labor dispute.

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
Owner and Operator Licensing Requirements
The Company, as the indirect owner of the Hard Rock Hotel & Casino Las Vegas, has been approved by the Nevada Gaming Authorities as a publicly-traded company (referred to as a registered company for purposes of the Nevada Gaming Control Act). Nevada Gaming Authorities’ approval also grants LVHR Casino a license to conduct non-restricted gaming operations at the Hard Rock Hotel & Casino Las Vegas, and grants LVHR Casino an approval to share in gaming revenue with the third party operator of the race and sports book operation at the Hard Rock Hotel & Casino Las Vegas. The gaming license requires the periodic payment of fees and taxes and is not transferable.
Company Registration Requirements
In connection with our obtaining approvals and licenses to acquire and own the equity securities of LVHR Casino, our Class A members were found suitable by the Nevada Commission as the beneficial owners and controlling beneficial owners of the Company. A finding of suitability by the Nevada Commission is required for certain licensing and other approvals, as explained in detail below.
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

AGREEMENTS GOVERNING THE OPERATION OF THE HARD ROCK HOTEL & CASINO LAS VEGAS
In April 2011, the Company applied to the Nevada Gaming Authorities for all required approvals and licenses to assume the gaming operations at the Hard Rock Hotel & Casino Las Vegas. On December 22, 2011, we received all approvals, licenses and findings of suitability from the Nevada Commission necessary to serve as the operator of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas and we were approved to acquire and own the equity securities of LVHR. Prior to obtaining the necessary gaming approvals, we were prohibited from receiving any revenues of the casino at the Hard Rock Hotel & Casino Las Vegas. As such, we entered into a definitive lease agreement with a third party casino operator, LVHR, for all gaming and related activities at the casino and management agreements related to the Hard Rock Hotel & Casino Las Vegas with WG-Harmon, an affiliate of LVHR. On June 15, 2012, LVHR became a 100%-owned consolidated subsidiary of the Company. The Company has included revenues earned by LVHR during periods prior to that date in its consolidated financial statements in accordance with applicable guidance relating to variable interest entities.

Casino Lease
Lease of Casino Premises. On March 1, 2011, the Company entered into the Casino Lease, pursuant to which the Company leased to LVHR (i) a portion of the Hard Rock Hotel & Casino Las Vegas in which gaming operations presently are being conducted, as well as other gaming areas located in and around the Hard Rock Hotel & Casino Las Vegas’ Pools including, without limitation, areas containing the front of the house casino-related slot machines, table games and sports book, all areas in the Hard Rock Hotel & Casino Las Vegas used for gaming purposes and (ii) the associated offices, back of the house count rooms, casino cages and all surveillance areas within the Hard Rock Hotel & Casino Las Vegas (collectively, the “Casino Premises”).
Term. The term of the Casino Lease began on March 1, 2011 and was amended on June 15, 2012 (as amended, the "Casino Lease")with an initial term of 10 years. On such date, LVHR became one of our subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas. The Casino Lease contains terms that are reflective of a lease agreement between related parties, including a provision for the payment of nominal rent.
Rent. Prior to June 15, 2012, LVHR agreed to pay rent to the Company in the amount of $1.25 million per month, paid in arrears on the last day of each month under the Amended Resort Management Agreement (described below). On June 15, 2012, when LVHR became one of our subsidiaries, the Casino Lease was amended to provide for the payment of nominal rent.
Sale of Gaming Assets and Working Capital Line. In addition to the Casino Lease, LVHR and the Company entered into the Existing Gaming Assets Acquisition Agreement dated as of March 1, 2011, pursuant to which LVHR acquired all of the then existing assets of the Company used in the Hard Rock Hotel & Casino Las Vegas’ gaming operations. As part of the Casino Lease, the Company was obligated to make available to LVHR a revolving line of credit to be used solely for working capital purposes. On December 22, 2011, we received all approvals, licenses and findings of suitability from the Nevada Commission necessary to serve as the operator of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas and we were approved to acquire and own the equity securities of LVHR. LVHR became one of our subsidiaries and we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas on June 15, 2012. On or about the same date LVHR became one of our subsidiaries, we assumed operation of the gaming facilities at the Hard Rock Hotel & Casino Las Vegas, and we restructured and converted LVHR from a Nevada corporation to a Nevada limited liability company known as LVHR Casino. Upon consummation of the conversion of LVHR: (i) LVHR Casino became a mortgage borrower under the Amended Facility and the Second Mortgage; (ii) LVHR Casino continued to own all of the assets that are used at the Hard Rock Hotel & Casino Las Vegas gaming operations (which assets LVHR acquired on March 2, 2011) and (iii) the revolving line of credit was terminated.
Resort Management Agreement
Management of Premises. On March 1, 2011, the Company and WG-Harmon entered into a Resort Management Agreement, which agreement was subsequently amended on June 15, 2012 (as amended, the “Amended Resort Management Agreement”), pursuant to which WG-Harmon manages the Hard Rock Hotel & Casino Las Vegas, including the gaming operations and the liquor operations.
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

In April 2013, a $10,000 reduction to the base fee was put in place. In addition to such base fee, the Company is required to pay WG-Harmon an incentive management fee based on the performance of the adjusted EBITDA of the Hard Rock Hotel & Casino Las Vegas, as set forth in the Amended Resort Management Agreement. The Company incurred incentive management fees for the years ended December 31, 2014, 2013 and 2012 of $1.8 million, $0 and $226,000, respectively.
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
The Amended Facility required that the Company repay in full all PIK interest outstanding on March 1, 2014 in the event the Company had not made sufficient payments to the lender to provide a specified debt yield. The Company did not meet the specified debt yield threshold for the twelve month period ending March 1, 2014. However, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest. The lender entered into a series of amendments to the Forbearance Agreement which each time extended the effective date to which the lender agreed it would not exercise any rights or remedies with respect to the PIK interest. The most recent amendment to the Forbearance Agreement, the Twelfth Amendment, is effective as of March 6, 2015, pursuant to which the lender agreed not to exercise any rights or remedies with respect to the PIK interest until April 17, 2015. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on April 17, 2015. The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at The London InterBank Offered Rate (“LIBOR”) plus 2.5% with a 1.5% LIBOR floor (total of 4% at December 31, 2014). In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less that the current interest due, the interest shortfall (“PIK interest”) will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest, and principal according to the terms of the Amended Facility.
The outstanding PIK interest as of December 31, 2014 was $60.3 million. The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, selling off a portion of existing collateral or attempting to obtain borrowings from other sources. If we are unable to restructure our indebtedness, obtain alternative financing on acceptable terms, or obtain approval from the lender to use our available cash reserves to satisfy a portion of this potential obligation, we risk losing some or all of our property to foreclosure. If prevailing interest rates or other factors at the time of any restructuring of our indebtedness or at the time we obtain borrowings from other sources results in higher interest rates, our interest expense would increase, which would harm our business and results of operations.
We incurred net losses for each of the years ended December 31, 2014, 2013 and 2012.
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

See Note 1, Company Structure and Nature of Business and Note 9, Debt, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K. See also Item 1, Business.

The downturn in the U.S. economy, the volatility and disruption of the capital and credit markets and adverse changes in the global economy could negatively impact our financial performance.
The Las Vegas market is showing signs of recovery. Although gaming revenues in Clark County decreased approximately 1.2% to $9.6 billion in 2014 from $9.7 billion in 2013 (gaming statistics as released by the LVCVA), visitor volume increased 3.7% to 41.1 million in 2014 from 39.7 million in 2013 and hotel/motel room occupancy increased 2.8% to 47.5 billion room nights in 2014 from 46.2 billion room nights in 2013. However, due to a number of factors affecting consumers, entertainment industries remain uncertain. See Item 1, Business - Las Vegas Market - These factors have resulted at times in the past and could continue to result in the future in fewer customers visiting, or customers spending less, in Las Vegas, as compared to prior periods. Gaming and other leisure activities represent discretionary expenditures and participation in such activities tends to decline during economic downturns, during which consumers generally have less disposable income. As a result, in those times customer demand for the luxury amenities and leisure activities that we offer may decline. Furthermore, during periods of economic contraction, revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings.
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
We reported net losses of $102.8 million, $105.5 million and $115.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. There can be no assurance that we will attain profitability in the near term or at all.

We have substantial debt, and we may incur additional indebtedness, which may negatively affect our business and financial results.
We have substantial debt service obligations, and as of December 31, 2014, the book value of our total debt was approximately $762.0 million, with a face amount of $952.9 million. In addition, as of December 31, 2014, the Company has outstanding $86.3 million in supplemental interest under the Amended Facility. Under the Amended Facility, supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4% effective interest rate at maturity after consideration of all prior payments of principal and interest.
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
The Company is currently assessing its options to satisfy the PIK interest payment obligation under its Amended Facility, including, but not limited to, negotiating a waiver of this requirement from the lender, selling off a portion of existing collateral or attempting to obtain borrowings from other sources.  The lender entered into a series of amendments to the Forbearance Agreement which each time extended the effective date to which the lender agreed it would not exercise any rights or remedies with respect to the PIK interest. The most recent amendment to the Forbearance Agreement, the Twelfth Amendment, is effective as of March 6, 2015, pursuant to which the lender agreed not to exercise any rights or remedies with respect to the PIK interest until April 17, 2015. The Company's ability to continue as a going concern is dependent upon its ability to restructure its indebtedness, obtain alternative financing on acceptable terms, obtain approval from the lender to use available cash reserves to satisfy a portion of this potential obligation, or a combination thereof. However, there is no assurance that the Company will be able to achieve any of these possibilities. We have placed mortgages on our hotel casino property to secure our indebtedness. In the event the PIK interest is not paid on April 17, 2015, among other lesser remedies, the lender may declare all unpaid principal and accrued interest, totaling $1.0 billion under the Amended Facility due and payable immediately, in which case, under present circumstances, the Company would not have sufficient funds or other sources of liquidity to pay all such amounts. In addition, if the PIK payment is not made, we risk losing some or all of our property to foreclosure.  If this occurs, our business and results of operations would be materially adversely affected. The Company is currently in discussions with the lender but as of the date of the filing the outcome remains uncertain. See also above, Item 1A, Risk Factors – Risks Related to our Business – There is substantial doubt about our ability to continue as a going concern and Item 1, Business, as well as Note 1, Company Structure and Nature of Business and Note 9, Debt, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.

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
Our operations benefit from the global name recognition and reputation generated by the Hard Rock Cafés, Hotels and Hotel-Casinos that are operated, licensed or franchised directly or indirectly by the Seminole Tribe of Florida. However, the Seminole Tribe of Florida is under no obligation to continue to own, operate or franchise such businesses, and it may decide to sell, change the focus of, or manage such businesses in a manner that would adversely affect our business and results of operations.

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
We are a party, from time to time, to various litigation claims and legal proceedings, government and regulatory inquiries and/or proceedings, including, but not limited to, intellectual property, premises liability and breach of contract claims. Material legal proceedings are described more fully in Note 10, Commitments and Contingencies, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.
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
All of our membership interests are controlled by investment funds affiliated with Brookfield. Brookfield and its other affiliates may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Some of the members and managers of BREF HR Management may also serve as officers or directors of Brookfield and may have conflicts of interest because they may own equity interests in Brookfield or its affiliates or they may receive cash or equity-based awards based on the performance of Brookfield. Andrea Balkan, Barry Blattman, Theresa Hoyt and William Powell are managers, directors and/or officers of other affiliates of Brookfield. See Item 10, Directors, Executive Officers and Corporate Governance and Item 13, Certain Relationships and Related Transactions, and Director Independence.

Item 1B	Unresolved Staff Comments
None.

Item 2	Properties
We own approximately 30 acres of land where the Hard Rock Hotel & Casino Las Vegas is located.

Item 3	Legal Proceedings
For discussions of legal proceedings, refer to Note 10, Commitments and Contingencies, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.

Item 4      Mine Safety Disclosures
Not applicable.

PART II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities
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
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
We do not currently maintain any equity compensation plans pursuant to which equity securities of the Company may be issued.
RECENT SALES OF UNREGISTERED SECURITIES
None.

Item 6	Selected Financial Data
The selected financial data of HRH Holdings presented in the table below has been derived from the audited consolidated financial statements of HRH Holdings. The selected historical income statement data of the Company for the years ended December 31, 2014, 2013 and 2012 and for the period from March 1, 2011 to December 31, 2011 have been derived from the audited consolidated financial statements of the Company.
In the opinion of management, the audited information set forth below contains all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial data at the relevant date and the operating data for the relevant periods. Historical results are not necessarily indicative of the results of operations to be expected for future periods. The selected financial and operating data set forth below should be read in conjunction with the Company’s and HRH Holdings' consolidated financial statements and notes thereto and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Company				HRH Holdings
	As of and for the year ended December 31, 2014	As of and for the year ended December 31, 2013	As of and for the year ended December 31, 2012	As of and for the period from Mar 1, 2011 to December 31, 2011	As of and for the period from Jan 1, 2011 to Feb 28, 2011
($ in thousands)
Statement of Operations Data:
Net revenues	$200,404	$194,613	$198,541	$164,653	$29,257
(Loss) income from operations (1)	$3,657	$(7,197)	$(25,456)	$1,527	$(7,451)

Balance Sheet Data:
Cash and cash equivalents	$13,303	$14,094	$13,658	$16,818	$20,191
Total assets	$583,203	$604,227	$627,841	$680,452	$1,191,539
Long term debt and capital lease obligations, less current portion	$18,638	$16,596	$647,885	$608,699	$1,238,553
Total debt	$762,000	$703,446	$647,885	$608,699	$1,305,910
Shareholders/Members (deficit) equity	$(303,384)	$(200,551)	$(95,012)	$20,389	$(182,173)

(1)    The Company recognized a non-cash impairment charge of approximately $6.2 million, relating to the Isleta license agreement and $15.0 million, relating to the Hard Rock trademark during 2012. On December 24, 2012, Isleta and the Company mutually agreed to terminate the Isleta license agreement. The termination of the Isleta license agreement occurred on June 30, 2013. As part of such termination, the Company recorded an impairment of other licenses of $6.2 million. The $6.2 million impairment represented amounts included in the March 1, 2011 fair value related to the Isleta license agreement which were anticipated at that time had the Isleta license agreement continued after June 30, 2013. During the second quarter of 2012, due to weak economic conditions, the Company performed an interim impairment analysis of the Hard Rock trademark. This analysis resulted in an impairment charge of $3.0 million for the second quarter of 2012. During the fourth quarter of 2012, the Company completed its annual impairment analysis of the Hard Rock trademark, which resulted in an impairment charge of $12.0 million. These impairment charges were the result of reductions in the projected revenue due to the weak market environment and are included within Impairment of intangible assets reflected in the Consolidated Statement of Operations and Comprehensive Loss.

Item 7        Management’s Discussion and Analysis of Financial Condition and Results of Operations
THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, AND THE OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.
Within this management’s discussion and analysis of financial condition and results of operation for the period from January 1, 2012 to December 31, 2014, references to the “Company,” “we,” “us,” or “our” refer to BREF HR, LLC.

Substantially all of our current business is comprised of the operation of the Hard Rock Hotel & Casino Las Vegas. For the year ended December 31, 2014, Hard Rock Hotel & Casino Las Vegas’ gross revenues were derived 22.6% from gaming operations, 33.7% from food and beverage, 29.9% from lodging and 13.8% from retail and other sales. Our business strategy is to provide our guests with an energetic and exciting gaming and entertainment environment with the services and amenities of a luxury boutique hotel.
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
The Amended Facility required that the Company repay in full all PIK interest outstanding on March 1, 2014 in the event the Company had not made sufficient payments to the lender to provide a specified debt yield. The Company did not meet the specified debt yield threshold for the twelve month period ending March 1, 2014. However, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest. The lender entered into a series of amendments to the Forbearance Agreement which each time extended the effective date to which the lender agreed it would not exercise any rights or remedies with respect to the PIK interest. The most recent amendment to the Forbearance Agreement, the Twelfth Amendment, is effective as of March 6, 2015, pursuant to which the lender agreed not to exercise any rights or remedies with respect to the PIK interest until April 17, 2015. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on April 17, 2015. The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at LIBOR plus 2.5% with a 1.5% LIBOR floor (total of 4% at December 31, 2014). In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less that the current interest due, the interest shortfall (“PIK interest”) will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest, and principal according to the terms of the Amended Facility.
The outstanding PIK interest for the year ended December 31, 2014 was $60.3 million. The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, selling off a portion of existing collateral or attempting to obtain borrowings from other sources. If we are unable to restructure our indebtedness, obtain alternative financing on acceptable terms, or obtain approval from the lender to use our available cash reserves to satisfy a portion of this potential obligation, we risk losing some or all of our property to foreclosure. If prevailing interest rates or other factors at the time of any restructuring of our indebtedness or at the time we obtain borrowings from other sources results in higher interest rates, our interest expense would increase, which would harm our business and results of operations.

See Note 1, Company Structure and Nature of Business and Note 9, Debt, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K. See also Item 1, Business.
We incurred a pre-tax net loss for the years ended December 31, 2014, 2013 and 2012.

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

Results of Operations
Results of Operations for the Year Ended December 31, 2014 Compared to the Results for the Year Ended December 31, 2013

			2014 vs 2013
($ in thousands)	For the year ended December 31, 2014	For the year ended December 31, 2013	$	%
Statement of Operations Data:
Revenue
Casino	$49,444	$43,965	$5,479	12.5%
Lodging	65,220	61,910	3,310	5.3%
Food and beverage	73,599	73,924	(325)	(0.4)%
Retail	2,606	2,649	(43)	(1.6)%
Other	27,643	31,867	(4,224)	(13.3)%
Gross revenues	218,512	214,315	4,197	2.0%
Less: Promotional allowances	(18,108)	(19,702)	1,594	(8.1)%
Net revenues	200,404	194,613	5,791	3.0%

Costs and Expenses
Casino	34,600	35,593	(993)	(2.8)%
Lodging	21,214	19,797	1,417	7.2%
Food and beverage	44,128	43,540	588	1.4%
Retail	1,643	1,525	118	7.7%
Other	18,057	21,350	(3,293)	(15.4)%
Marketing	9,069	9,324	(255)	(2.7)%
Fee and expense reimbursements	3,646	1,836	1,810	98.6%
General and administrative	34,372	37,916	(3,544)	(9.3)%
Depreciation and amortization	29,936	30,916	(980)	(3.2)%
(Gain) on disposal of assets	(6)	(26)	20	(76.9)%
Pre-opening	—	39	(39)	(100.0)%
Impairment of licenses and trademarks	88	—	88	—%
Total costs and expenses	196,747	201,810	(5,063)	(2.5)%
Income (Loss) from operations	3,657	(7,197)	10,854	(150.8)%
Interest income	12	23	(11)	(47.8)%
Interest expense	(106,460)	(98,316)	(8,144)	8.3%
Loss on joint venture investment	(42)	(49)	7	(14.3)%
Loss before income tax expense	(102,833)	(105,539)	2,706	(2.6)%
Net loss	$(102,833)	$(105,539)	$2,706	(2.6)%
Casino Revenues. Casino revenues increased $5.5 million to $49.4 million for the year ended December 31, 2014 from $44.0 million for the year ended December 31, 2013.
Slot. Slot machine revenues increased $2.0 million for the year ended December 31, 2014 when compared to the year ended December 31, 2013 as we continued to focus on optimizing the slot floor with the introduction of new product and technology and growing our customer base with strategic marketing initiatives.

Table Games. Table games revenues increased $3.4 million for the year ended December 31, 2014 when compared to the year ended December 31, 2013 due to an increase in the hold percentage to 11.9% from 11.0% and an increase in drop of $11.6 million.
Lodging Revenues. Lodging revenues increased $3.3 million for the year ended December 31, 2014 when compared to the year ended December 31, 2013 due to an increase in occupancy which was primarily driven by increases in the groups and wholesale lines of business which was needed to fill a 2014 decline in transient rooms business. In addition, we continued to focus on casino rooms in an effort to drive repeat visits and grow our customer base. For the year ended December 31, 2014 average daily rate, occupancy, and revenue per available room was $125, 93.7%, and $119, respectively, compared to $125, 88.7%, and $113, respectively, for the year ended December 31, 2013.
Food and Beverage Revenues. Food and beverage revenues decreased $325,000 for the year ended December 31, 2014 when compared to the year ended December 31, 2013 due to decreases in revenue generated by our Pools, nightclubs and restaurants such as Pink Taco due to increased competition in the Las Vegas market.
Retail and Other Revenues. For the year ended December 31, 2014 when compared to the year ended December 31, 2013 retail and other revenues decreased $4.3 million to $30.2 million due to 7 fewer events.
Casino Expenses. Casino expenses decreased $1.0 million to $34.6 million for the year ended December 31, 2014 when compared to the year ended December 31, 2013 primarily due to an decline in cost incurred by the Company for complimentaries to casino customers.
Lodging Expenses. Lodging expenses increased $1.4 million to $21.2 million for the year ended December 31, 2014 when compared to the the year ended December 31, 2013 primarily due to increases in payroll and related expenses, travel agency commissions and laundry expenses.
Food and Beverage Expenses. Food and beverage expenses increased $588,000 to $44.1 million for the year ended December 31, 2014 when compared to the year ended December 31, 2013. The largest increases were due to costs related to professional services, contract services and equipment rental.

Retail and Other Expenses. The $3.2 million decrease in retail and other expenses to $19.7 million for the year ended December 31, 2014 when compared to the year ended December 31, 2013 was due to a decrease in artist fees and related production costs from fewer Joint concerts in 2014.
Fee and Expense Reimbursements. The $1.8 million increase to $3.6 million in management fee and expense reimbursements for the year ended December 31, 2014 when compared to the the year ended December 31, 2013 was primarily the result of incentive fees incurred under the Amended Resort Management Agreement.
General and Administrative. The decrease in non-recurring expenses associated with the timing of certain legal matters led to an overall decrease in general and administrative expenses for the year ended December 31, 2014 of $3.5 million to $34.4 million when compared to the year ended December 31, 2013.
Depreciation and Amortization. The $1.0 million decrease in depreciation and amortization expenses for the year ended December 31, 2014 when compared to the year ended December 31, 2013 was primarily the result of intangible assets becoming fully amortized.
Interest Expense. The $8.1 million increase in interest expense to $106.5 million for the year ended December 31, 2014 when compared to the year ended December 31, 2013 was the result of an increase in supplemental interest.

Results of Operations for the Year Ended December 31, 2013 Compared to the Results for the Year Ended December 31, 2012

			2013 vs 2012
($ in thousands)	For the year ended December 31, 2013	For the year ended December 31, 2012	$	%
Statement of Operations Data:
Revenue
Casino	$43,965	$43,572	$393	0.9%
Lodging	61,910	61,356	554	0.9%
Food and beverage	73,924	79,348	(5,424)	(6.8)%
Retail	2,649	2,789	(140)	(5.0)%
Other	31,867	31,469	398	1.3%
Gross revenues	214,315	218,534	(4,219)	(1.9)%
Less: Promotional allowances	(19,702)	(19,993)	291	(1.5)%
Net revenues	194,613	198,541	(3,928)	(2.0)%

Costs and Expenses
Casino	35,593	35,444	149	0.4%
Lodging	19,797	20,472	(675)	(3.3)%
Food and beverage	43,540	44,747	(1,207)	(2.7)%
Retail	1,525	1,682	(157)	(9.3)%
Other	21,350	20,495	855	4.2%
Marketing	9,324	8,650	674	7.8%
Fee and expense reimbursements	1,836	2,206	(370)	(16.8)%
General and administrative	37,916	36,832	1,084	2.9%
Depreciation and amortization	30,916	31,360	(444)	(1.4)%
(Gain) loss on disposal of assets	(26)	501	(527)	(105.2)%
Pre-opening	39	433	(394)	(91.0)%
Impairment of licenses and trademarks	—	21,175	(21,175)	(100.0)%
Total costs and expenses	201,810	223,997	(22,187)	(9.9)%
Loss from operations	(7,197)	(25,456)	18,259	(71.7)%
Interest income	23	36	(13)	(36.1)%
Interest expense	(98,316)	(89,554)	(8,762)	9.8%
Loss on joint venture investment	(49)	(630)	581	(92.2)%
Loss before income tax expense	(105,539)	(115,604)	10,065	(8.7)%
Net loss	$(105,539)	$(115,604)	$10,065	(8.7)%
Casino Revenues. The Company did not directly earn any casino revenues until June 15, 2012. However, the Company has included revenues earned by LVHR from January 1, 2012 through June 15, 2012 in its consolidated financial statements in accordance with applicable guidance relating to variable interest entities.
Casino revenues increased $0.4 million to $44.0 million for the year ended December 31, 2013 from $43.6 million for the year ended December 31, 2012.
Slot. Slot machine revenues increased $2.4 million for the year ended December 31, 2013 when compared to the year ended December 31, 2012 as we continued to focus on optimizing the slot floor with the introduction of new product and technology and growing our customer base with strategic marketing initiatives.
Table Games. Table games revenues decreased $1.9 million for the year ended December 31, 2013 when compared to the year ended December 31, 2012 due to a decrease in the hold percentage to 11.0% from 11.9%. While the 11.0% hold is within our expected range for table games, the increased focus on baccarat gaming put downward pressure on hold percentages during the year.

Lodging Revenues. Lodging revenues increased $554,000 for the year ended December 31, 2013 when compared to the year ended December 31, 2012 due to an increase in occupancy which was slightly offset by a decrease in average daily rate. For the year ended December 31, 2013 average daily rate, occupancy, and revenue per available room was $125, 88.7%, and $113, respectively, compared to $133, 82.5%, and $112, respectively, for the year ended December 31, 2012. The increase in occupancy was primarily driven by increases in casino and online travel which was needed to fill a 2013 decline in group rooms business. The decline in average daily rate was the result of the increase in online travel segment. In addition, we continued to focus on casino rooms in an effort to drive repeat visits and grow our customer base.
Food and Beverage Revenues. The decrease in food and beverage revenues of $5.4 million for the year ended December 31, 2013 when compared to the year ended December 31, 2012 was attributed to the conversion of a 100%-owned restaurant into a joint venture, as well as decreases in revenue generated by our Pools, nightclubs and banquet due to increased competition in the Las Vegas market. Revenue generated by banquets decreased due to the decline in volume of group and corporate business events.
Retail and Other Revenues. The $258,000 increase in retail and other revenues for the year ended December 31, 2013 when compared to the year ended December 31, 2012 was primarily the result of an increase in concert revenues due to a successful residency model in 2013 offset, in part, by a decrease in licensing associated with the termination of the Isleta license agreement and sponsorship revenues.
Casino Expenses. Casino expenses increased $149,000 for the year ended December 31, 2013 when compared to the year ended December 31, 2012 primarily due to an increase in our casino complimentary expenses used to drive new and repeat guests, as well as incremental variable expenses associated with corresponding revenue growth.
Lodging Expenses. Lodging expenses decreased $675,000 for the year ended December 31, 2013 when compared to the year ended December 31, 2012 due to a change in our lodging marketing strategy with respect to incentives in wholesale and online travel. These 2013 savings were partially offset by incremental variable expenses associated with the increase in number of occupied rooms.
Food and Beverage Expenses. The $1.2 million decrease in food and beverage expenses for the year ended December 31, 2013 when compared to the year ended December 31, 2012 was due to decreased volume in our restaurants, bars, nightlife and banquet spaces due to increased competition both on property (with a full year of joint venture restaurant operations in 2013) and in the Las Vegas market. In addition, banquet expenses decreased commensurate with the drop in corporate group room nights.

Retail and Other Expenses. Retail and other expenses increased $698,000 for the year ended December 31, 2013 when compared to the year ended December 31, 2012 due to an increase in the number of residencies held at the Joint and therefore a corresponding increase in artist fees, which was only slightly offset by efficiencies made in entertainment programming at the Pools.
Marketing. The $674,000 increase in marketing expenses for the year ended December 31, 2013 when compared to the year ended December 31, 2012 was a result of our 2013 interactive advertising campaigns and a refresh of all property marketing collateral to enhance the brand awareness to our property both in local and out of town markets.
General and Administrative. General and administrative expenses increased $1.1million for the year ended December 31, 2013 when compared to the year ended December 31, 2012 primarily due to increased legal fees related to certain litigation matters.  These increases were partially offset by savings in payroll related expenses.
Impairment of licenses and trademarks. The Company did not incur any impairment of its licenses and trademarks for the year ended December 31, 2013.  For the year ended December 31, 2012, we recognized a non-cash impairment charge relating to the Hard Rock trademark of $15.0 million and an additional $6.2 million impairment charge relating to the Isleta license agreement.
Interest Expense. The $8.8 million increase in interest expense to $98.3 million for the year ended December 31, 2013 when compared to the year ended December 31, 2012 was the result of an increase in supplemental interest.

LIQUIDITY AND CAPITAL RESOURCES
See Note 1, Company Structure and Nature of Business, to  our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K and Item 1A, Risk Factors – Risks Related to our Business – There is substantial doubt about our ability to continue as a going concern, for a discussion of factors that could affect our ability to continue as a going concern.
Liquidity Requirements
Short-Term Liquidity Requirements. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on April 17, 2015 due under its Amended Facility and therefore, the Company would be in default and its debt could be accelerated upon notification by the lender. The Amended Facility, supplemental interest, and PIK interest are classified as current as of December 31, 2014. If prevailing interest rates or other factors at the time of any restructuring of our indebtedness or at the time we obtain borrowings from other sources result in higher interest rates, our interest expense could increase, which would harm our business and results of operations. See Item 1, Business and Item 1A, Risk Factors - Risks Related to our Business - There is substantial doubt about our ability to continue as a going concern. See also Note 1, Company Structure and Nature of Business and Note 9, Debt, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.
Except for the implications described above related to the Amended Facility, we expect our liquidity requirements to consist primarily of funds necessary to pay operating expenses associated with our subsidiaries’ hotel and casino operations, interest, payment of principal, fees and expenses under certain of our subsidiaries’ loan agreements (including required deposits into reserve accounts) and capital expenditures associated with the Hard Rock Hotel & Casino Las Vegas. Anticipated sources of our liquidity needs include our subsidiaries’ existing working capital, cash provided by our subsidiaries’ operations and our subsidiaries’ non-restricted cash reserves. Excluding the potential implications of the item described above, we expect to be able to meet our short-term liquidity needs through existing working capital and cash provided by our operations. For the year ended December 31, 2014, the Company made cash interest payments of $16.5 million.
Long-Term Liquidity Requirements. Our long-term liquidity requirements include funds necessary to pay debt under the Amended Facility and Second Mortgage. The Amended Facility requires that the Company repay in full all PIK interest outstanding on April 17, 2015, as discussed above, and February 29, 2016, in the event the Company has not made sufficient payments to the lender to provide a specified debt yield, according to the terms specified in the Amended Facility and as discussed below.
The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at LIBOR plus 2.5% with a 1.5% LIBOR floor (total of 4% at December 31, 2014). In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. As noted above, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on April 17, 2015, due under its Amended Facility and therefore, the Company would be in default and its debt could be accelerated upon notification by the lender.  See Item 1, Business and Item 1A, Risk Factors - Risks Related to our Business - There is substantial doubt about our ability to continue as a going concern. See also Note 1, Company Structure and Nature of Business and Note 9, Debt, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.
The maturity date of the Second Mortgage is March 1, 2018 and provides for an effective interest rate of 15% payable at maturity.
Cash Flows for the Year Ended December 31, 2014
Operating Activities. Our operating cash flows primarily consist of our operating income (excluding non-cash charges), interest paid and changes in working capital accounts such as receivables, inventories, prepaid expenses and payables. Net cash provided by operating activities amounted to $7.0 million for the year ended December 31, 2014, compared to $8.1 million provided by operating activities for the year ended December 31, 2013; the $1.1 million decrease was primarily due to an increase in accounts receivable, decreases in accounts payable and other accrued liabilities, offset by an increase in accrued interest payable.
Investing Activities. Net cash used in investing activities amounted to $7.4 million for the year ended December 31, 2014, compared to $7.1 million for the year ended December 31, 2013. The $349,000 increase in net cash used in investing activities was primarily due to a decrease in restricted cash withdrawals and reduced capital expenditures for the year ended December 31, 2014.

Financing Activities. Net cash used in financing activities amounted to $423,000 and $631,000 for the year ended December 31, 2014 and 2013, respectively. The $208,000 decrease in net cash used in financing activities was primarily attributable to a decrease in capital lease payments and a decline in repayment of borrowings during 2014.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and other commitments as of December 31, 2014, excluding the PIK interest payment, and assumes that the principal balance on the debt is repaid on the maturity date:

	Payments due by
($ in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long term debt (1)	$66,546	$34,688	$851,714	—	$952,948
Estimated interest payments on long term debt (excluding PIK interest)	24,006	54,589	233,250	—	311,845
Capital leases	177	—	—	—	177
WG-Harmon Resort Management Agreement (2)	1,800	3,600	—	—	5,400
Total	$92,529	$92,877	$1,084,964	—	$1,270,370
(1) We have included the PIK interest payment due on April 17, 2015, which as of December 31, 2014 was $60.3 million, in the contractual obligations table above. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on April 17, 2015, and therefore, the Company would be in default upon notification by the lender. However, the above table has been prepared assuming that the Company will be able to restructure its indebtedness, obtain alternative financing on acceptable terms, obtain approval from the lender to use available cash reserves to satisfy a portion of this potential obligation, or a combination thereof.
(2) Excludes any incentive fees potential earned by WG-Harmon under the Amended Resort Management Agreement as such amounts are based on actual Company performance.
See further discussion at the beginning of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" above under Short-Term Liquidity Requirements and at Note 9, Debt, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K
The Company made cash interest payments on its long-term debt of $16.5 million, $14.9 million and $25.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Our ability to service our contractual obligations and commitments will be dependent on availability of operating cash and on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.
We are a defendant in various lawsuits relating to routine matters in the normal course of our business. Management provides an accrual for estimated losses that may occur to the extent the loss is probable and estimable. We do not believe that the outcome of the disclosed litigation, in the aggregate, will have a material effect on our business, or results of operations or financial condition of the Company. See Note 10, Commitments and Contingencies, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.

Capital Expenditures, Interest Expense and Reserve Funds
We are obligated to maintain cash reserve funds at the Hard Rock Hotel & Casino Las Vegas as determined pursuant to the Amended Facility. These cash reserve funds include tax, insurance, other, and replacement reserves for capital expenditures that relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. The Amended Facility requires subsidiaries of the Company to deposit funds into a replacements and refurbishments fund at amounts equal to three percent of the Hard Rock Hotel & Casino Las Vegas’ gross revenues and requires that the funds be set aside in restricted cash. There is also a working capital reserve where funds are maintained for future events such as settlement of certain claims and approved capital expenditures which may include the build out of white boxes, the repositioning of existing food and beverage outlets or the repositioning of any common area spaces.
Pursuant to Nevada Gaming Control Board Regulation 6.150 and the Amended Facility, certain of our subsidiaries maintain up to $8.0 million in reserve for their gaming operations, which in accordance with the Amended Facility, is not deposited into the cash management account described above.
The following restricted cash can be used as a source of liquidity for its respective restricted purposes:

($ in thousands)	December 31, 2014	December 31, 2013
Current
Tax reserves	$3,095	$2,602
Insurance reserves	893	1,329
Other reserves	363	363
Workers' compensation reserves	517	775
Total current restricted cash	4,868	5,069
Long-term
Working capital reserves	15,048	14,399
Replacement reserves	7,698	4,955
Total long-term restricted cash	22,746	19,354
Total restricted cash	$27,614	$24,423
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

The objective in using derivative instruments is to add stability to our interest expense and to manage exposure to interest rate movements or other identified risks. Interest rate caps are used as part of a cash flow hedging strategy. We have no derivative financial instruments outstanding as of December 31, 2014.
Off-Balance-Sheet Arrangements
We do not have any off-balance-sheet arrangements or guarantees, such as performance guarantees, keep-well agreements or indemnities in favor of third parties that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Inflation
Although we cannot accurately determine the precise effect of inflation on our operations, we believe inflation has not had a material effect on the Company's results of operations in the last three years.

CRITICAL ACCOUNTING POLICIES
Critical accounting policies and estimates are those that are both important to the presentation of our financial condition and results of operations and requires our most difficult, complex or subjective judgments and that have the most significant impact on our financial condition and results of operations.
The preparation of our consolidated financial statements is made in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience, information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements.
Valuation of Long-lived Assets
Property and Equipment, Net
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
Indefinite-lived Intangible Assets
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
The Hard Rock licensing intangible asset is tested for impairment using the relief from royalty method based on the estimated present value of future revenues and an assumed royalty rate. Future Trademark licensing intangible asset is tested for impairment using the estimated discounted cash flows of the future royalty income streams.

Finite-lived Intangible Assets
The Company reviews the carrying value of its intangible assets that have a definite life for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company then compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. All recognized impairment losses, whether for assets held for sale or assets to be held and used, are recorded as operating expenses.
Inherent in reviewing the carrying amounts of the above assets is the use of various estimates. First, the Company must determine the usage of the asset. Impairment of an asset is more likely to be recognized where and to the extent management of the Company decides that such asset may be disposed of or sold. Assets must be tested at the lowest level for which identifiable cash flows exist. This testing means that some assets must be grouped and management of the Company exercises some judgment in grouping those assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from estimates. If ongoing estimates of future cash flows are not met, the Company may have to record additional impairment charges in future accounting periods. Estimates of cash flows for the Company are based on the current regulatory, social and economic environment where operations are or were conducted as well as recent operating information and budgets for the Company’s business. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to the Hard Rock Hotel & Casino Las Vegas.
Valuation of Debt
The valuation of the fair value of our debt utilizes Level 3 unobservable inputs utilizing a discounted cash flow model. Level 3 inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. Level 3 valuation techniques typically include discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.
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
Recently Issued and Adopted Accounting Pronouncements
For discussions of the adoption and potential impacts of recently issued accounting standards, refer to Note 2, Significant Accounting Policies, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.

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
As of December 31, 2014, our total outstanding variable rate debt had a face value of approximately $922.9 million.
Due to a LIBOR floor of 1.5% currently in place under the Amended Facility, the LIBOR rate would have to exceed the LIBOR floor for our interest expense to be affected and any decrease in interest rates would not decrease interest expense. Subject to the LIBOR floor, as of December 31, 2014, a hypothetical 1% increase in market rates above the LIBOR floor of 1.5% to 2.5% would increase interest expense for the next twelve months by $9.5 million and a hypothetical 2% increase in market rates above the LIBOR floor of 1.5% to 3.5% would increase interest expense for the next twelve months by $19.0 million. Due to the LIBOR floor, a decrease in market interest rates would not decrease our annual interest expense.

Item 8	Financial Statements and Supplementary Data
See the Index to Financial Statements beginning on page F-1.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of our principal executive and financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effectuated by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

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
The Company’s management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.
Changes in Internal Control Over Financial Reporting during the Year Ended December 31, 2014
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B     Other Information
None.

PART III
Item 10 Directors, Executive Officers and Corporate Governance
The Company does not have a board of directors, or maintain a separately designated audit, compensation or nominating committee. The Company is managed by BREF HR Management in compliance with the gaming laws of the State of Nevada. The following table sets forth the name, age and position of each of the members and managers of BREF HR Management and executive officers of the Company:

Name	Age	Position
Andrea Balkan	50	Authorized Representative
Barry S. Blattman	52	Authorized Representative
Theresa Hoyt	52	Authorized Representative
William M. Powell	56	Authorized Representative
William W. Warner	50	Authorized Representative, Principal Executive Officer
Chad Konrad	37	Authorized Representative, Principal Financial Officer

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
Barry S. Blattman. Mr. Blattman is a Senior Managing Partner of Brookfield Asset Management and is responsible for business development, relationship management and strategic transactions. Prior to joining Brookfield in 2002, Mr. Blattman held the title of Managing Director at Merrill Lynch with responsibility at different points in time for numerous businesses including the commercial real estate debt group, the Latin American debt capital markets group and the structured finance group. Mr. Blattman also served as a senior investment banking relationship manager for the office property client group and for financial institutions, specialty finance companies and opportunity funds focused on real estate at Merrill Lynch. Mr. Blattman holds a B.A. from the University of Michigan and an MBA from New York University.
Theresa Hoyt. Ms. Hoyt is a Senior Vice President of Brookfield Real Estate Financial Partners, based in New York. She has held several senior management positions at Brookfield and is responsible for the structuring, closing and asset management of transactions. Ms. Hoyt has over 23 years of experience in closing real estate transactions, including ten years of experience in real estate finance and capital markets at Merrill Lynch and JP Morgan. Prior to joining Brookfield in 2003, Ms. Hoyt was at Merrill Lynch and was responsible for the closing and securitization of all large loan transactions. Ms. Hoyt holds a B.A. from Monmouth University.
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
Chad Konrad. Mr. Konrad became the Vice President of Finance for a subsidiary of the Company in June 2014.  Mr. Konrad has 15 years of experience in the resort and casino industry and prior to his current role, Mr. Konrad held several other financial positions running the day to day finance operations of the Company.  Mr. Konrad holds a B.S. in Finance from Winona State University.
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
The Company is managed under the Management Agreement with WG-Harmon as discussed in, Item 1 – Business – Agreements Governing the Operation of the Hard Rock Hotel & Casino Las Vegas. William W. Warner became the Company’s effective Chief Executive Officer on March 1, 2011, and is responsible for the conduct of the Company's day-to-day operations under the supervision of BREF HR Management. WG-Harmon receives base fees in addition to an incentive management fee based on the performance of the adjusted EBITDA of the Hard Rock Hotel & Casino Las Vegas. Compensation of Mr. Warner, who we consider to be the Company’s principal executive officer, is not paid by the Company.
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
Summary Compensation Table
The following table sets forth the compensation awarded to, paid to or earned by our principal financial officer for the year ended December 31, 2014 and prior to that, as applicable. We consider Mr. Warner, the Company’s effective Chief Executive Officer, as our principal executive officer. Compensation of Mr. Warner is not paid by the Company, and therefore we have not provided his compensation information.

Name and Principal Position	Year	Salary		Annual Bonus	All Other Compensation	Total
Chad Konrad (1)	2014	$161,583	(2)	$—	$—	$161,583
Authorized Representative, Principal Financial Officer
Marlo Vandemore (3)	2014	108,333	(4)	—	—	108,333
Authorized Representative, Principal Financial Officer	2013	260,000		—	—	260,000
	2012	95,112			5,769	100,881
(1)    Mr. Konrad became the Vice President of Finance of a subsidiary in June 2014.
(2)    Based on an annual base salary of $175,000
(3)    Ms. Vandemore served as the Chief Financial Officer of a subsidiary from July 30, 2012 to May 31, 2014.
(4)    Based on an annual salary of $260,000.
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

Name of Beneficial Owner	Percentage Ownership of Class A Units	Percentage Ownership of Class B Units
BREF HR Management, LLC (1) (2)	100%	—
Brookfield Financial, LLC as to its Series B (1) (3)	—	100%
Andrea Balkan (1)	—	—
Barry S. Blattman (1)	—	—
Theresa Hoyt (1)	—	—
William M. Powell (1)	—	—
William W. Warner (4)	—	—
Chad Konrad (5)	—	—
All members and managers of BREF Management as a group (6 persons)	—	—

(1)	The business address for each of BREF HR Management, Mesdames Balkan and Hoyt and Messrs. Blattman and Powell is Three World Financial Center, 250 Vesey Street, 15th Floor New York, NY 10281.

(2)	Mesdames Balkan and Hoyt and Messrs. Blattman and Powell have dispositive power over the Class A Units held by BREF HR Management.

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

(4)	The business address for William W. Warner, an authorized representative and our principal executive officer, is 3883 Howard Hughes Parkway, Suite 800, Las Vegas, NV 89169.

(5)	The business address for Chad Konrad, an authorized representative, our principal financial officer and Vice President of Finance of a subsidiary, is 4455 Paradise Road, Las Vegas, NV 89169.

Item 13	Certain Relationships and Related Transactions, and Director Independence
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
The Company does not have written policies or procedures for the review, approval or ratification of related party transactions required to be reported pursuant to Item 404 of Regulation S-K. As we do not have a board of directors, the members and managers of the Company approve of related party transactions, as appropriate.
Resort Management Agreement
On March 1, 2011, the Company and WG-Harmon entered into a Resort Management Agreement, which agreement was subsequently amended on June 15, 2012 (as amended, the “Amended Resort Management Agreement”), pursuant to which WG-Harmon manages the Hard Rock Hotel & Casino Las Vegas, including the gaming operations and the liquor operations. During the years ended December 31, 2014 and 2013 the Company incurred $3.6 million and $1.8 million, respectively, in management and incentive fees payable to WG-Harmon under the Amended Resort Management Agreement, which are included in fee and expense reimbursements-related party on the consolidated statement of operations. As of December 31, 2014 and 2013, the Company had $0 and $135,000, respectively, payable to WG-Harmon which are included in related party payables on the consolidated balance sheets. See Item 1, Business - Agreements Governing the Operation of the Hard Rock Hotel & Casino Las Vegas, for a more detailed description of the Amended Resort Management Agreement and our relationship with WG-Harmon.
Second Mortgage Loan Agreement
The Company is a party to the Second Mortgage with Brookfield Financial. See Note 9, Debt, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.

Investment in Joint Venture
During 2012, CDO Restaurant Associates LLC (“CDO”), a Delaware limited liability company, was formed between the Company and Fox Restaurant Concepts, LLC (“Fox”) to operate a restaurant, Culinary Dropout, out of leased space at the Hard Rock Hotel & Casino Las Vegas. CDO leases space from the Company under a ten-year operating lease expiring in August 2022. The lease has one five-year renewal option. Rent is paid monthly at 6% of sales, as defined in the agreement. For the year ended December 31, 2014, total rent payments received were $251,000. See Note 8, Agreements with Related Parties, to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for a more detailed description of the Company’s joint venture with Fox.
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

See also Note 8, Agreements with Related Parties, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.

Item 14	Principal Accounting Fees and Services
Audit Fees

Audit fees and expenses billed to or accrued by the Company by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2014 and 2013 for the audit of our consolidated annual financial statements totaled approximately $600,000 and $652,000, respectively.
Audit-Related Fees
Audit-related fees billed to the Company by Deloitte were $28,000 and $0 for the years ended December 31, 2014 and 2013.
Tax Fees
The Company did not engage Deloitte for tax compliance, tax advice and tax planning services during the years ended December 31, 2014 and 2013.
All Other Fees
The Company did not engage Deloitte for any other services during the years ended December 31, 2014 and 2013.
BREF HR Management has adopted a policy requiring pre-approval by our members of all audit services to be provided to the Company by its independent auditors. In accordance with that policy, our management has given its approval for the provision of audit services by Deloitte for fiscal year 2015. All other services must be specifically pre-approved by our management or by a designated named executive officer who has been delegated the authority to pre-approve the provision of services.

PART IV

Item 15	Exhibits and Financial Statement Schedules
(a)  Financial Statements.
An index of Financial Statements is included on page F-1 of this Annual Report on Form 10-K
(b) Exhibits
An index of Exhibits is included on page F-24 of this Annual Report on Form 10-K

Signatures
Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREF HR, LLC, by its manager, BREF HR Management, LLC
Dated: April 14, 2015	By:	/s/ Andrea Balkan
Andrea Balkan
Authorized Representative

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William Warner	Principal Executive Officer	April 14, 2015
William Warner

/s/ Chad Konrad	Principal Financial Officer	April 14, 2015
Chad Konrad

Report of Independent Registered Public Accounting Firm

BREF HR Management, LLC, on behalf of
BREF HR, LLC and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheets of BREF HR, LLC and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, members’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BREF HR, LLC and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, recurring losses from operations and the contractual debt repayments due April 17, 2015 raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP
Las Vegas, Nevada
April 14, 2015

BREF HR, LLC
Consolidated Balance Sheets

($ in thousands)	As of December 31,
Assets	2014	2013
Current assets
Cash and cash equivalents	$13,303	$14,094
Accounts receivable, net	10,956	8,351
Inventories	3,578	2,947
Prepaid expenses and other current assets	3,070	3,002
Related party receivable	81	435
Restricted cash	4,868	5,069
Total current assets	35,856	33,898

Property and equipment, net	456,929	479,008
Intangible assets, net	66,449	70,542
Restricted cash	22,746	19,354
Investment in joint venture	1,223	1,425
Total assets	$583,203	$604,227

Liabilities and Members' Deficit
Current liabilities
Accounts payable	$5,220	$7,560
Construction related payables	307	847
Related party payables	30	220
Accrued expenses	16,167	20,816
Interest payable	86,327	61,165
Current portion of long term debt	743,362	686,850
Total current liabilities	851,413	777,458

Long term accrued expenses	—	177
Long term interest payable	16,536	10,547
Long term debt - due to affiliate	18,638	16,596
Total long term liabilities	35,174	27,320
Total liabilities	886,587	804,778

Commitments and contingencies (Note 10)

Members' deficit
Paid-in capital	86,673	86,673
Accumulated deficit	(390,057)	(287,224)
Total members' deficit	(303,384)	(200,551)
Total liabilities and members' deficit	$583,203	$604,227
The accompanying notes are an integral part of these consolidated financial statements.

BREF HR, LLC
Consolidated Statements of Operations and Comprehensive Loss

	For the year ended December 31,
($ in thousands)	2014	2013	2012
Revenue
Casino	$49,444	$43,965	$43,572
Lodging	65,220	61,910	61,356
Food and beverage	73,599	73,924	79,348
Retail	2,606	2,649	2,789
Other	27,643	31,867	31,469
Gross revenues	218,512	214,315	218,534
Less: Promotional allowances	(18,108)	(19,702)	(19,993)
Net revenues	200,404	194,613	198,541

Costs and Expenses
Casino	34,600	35,593	35,444
Lodging	21,214	19,797	20,472
Food and beverage	44,128	43,540	44,747
Retail	1,643	1,525	1,682
Other	18,057	21,350	20,495
Marketing	9,069	9,324	8,650
Fee and expense reimbursements - related party	3,646	1,836	2,206
General and administrative	34,372	37,916	36,832
Depreciation and amortization	29,936	30,916	31,360
(Gain) loss on sale of assets	(6)	(26)	501
Pre-opening	—	39	433
Impairment of intangible assets	88	—	21,175
Total costs and expenses	196,747	201,810	223,997
Income (loss) from operations	3,657	(7,197)	(25,456)
Interest income	12	23	36
Interest expense	(106,460)	(98,316)	(89,554)
Loss on joint venture investment	(42)	(49)	(630)
Loss before income tax expense	(102,833)	(105,539)	(115,604)
Income tax expense	—	—	—
Net loss	(102,833)	(105,539)	(115,604)
Interest rate cap fair market value
adjustment, net of tax	—	—	203
Comprehensive loss	$(102,833)	$(105,539)	$(115,401)
The accompanying notes are an integral part of these consolidated financial statements.

BREF HR, LLC
Consolidated Statements of Members’ Equity (Deficit)

($ in thousands)	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Members' Equity (Deficit)
Balances at December 31, 2011	$86,673	$(66,081)	$(203)	$20,389
Net loss	—	(115,604)	—	(115,604)
Interest rate cap fair market value adjustment	—	—	203	203
Balances at December 31, 2012	86,673	(181,685)	—	(95,012)
Net loss	—	(105,539)	—	(105,539)
Balances at December 31, 2013	86,673	(287,224)	—	(200,551)
Net loss		(102,833)		(102,833)
Balances at December 31, 2014	$86,673	$(390,057)	$—	$(303,384)
The accompanying notes are an integral part of these consolidated financial statements.

BREF HR, LLC Consolidated Statements of Cash Flows
	For the year ended December 31,
($ in thousands)	2014	2013	2012
Cash flows from operating activities
Net loss	$(102,833)	$(105,539)	$(115,604)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	25,931	25,263	24,730
Provision for (recovery of) doubtful accounts	737	77	(325)
Impairment of licenses and trademarks	88	—	21,175
Amortization of intangible assets	4,005	5,653	6,630
Amortization of debt discount	38,110	34,173	28,914
Accrued non-cash interest applied to principal	20,444	21,388	11,273
Change in value of interest rate caps net of premium amortization	—	64	345
Loss on joint venture investment	42	49	630
Gain on sale of assets	(6)	(26)	501
(Increase) decrease in assets:
Accounts receivable	(3,342)	(119)	70
Inventories	(631)	(428)	50
Prepaid expenses	(68)	859	(550)
Related party receivable	354	335	(126)
Increase (decrease) in liabilities:
Accounts payable	(2,340)	1,507	2,623
Related party payable	(190)	(186)	406
Other accrued liabilities	(4,403)	(2,684)	(2,135)
Accrued interest payable	31,151	27,749	24,373
Net cash provided by operating activities	7,049	8,135	2,980
Cash flows from investing activities
Purchases of property and equipment	(3,852)	(5,153)	(13,018)
Payments on construction related payable	(540)	545	—
Restricted cash contributions	(10,916)	(10,331)	(9,988)
Restricted cash withdrawals	7,725	7,684	21,802
Loan to joint venture	—	(248)	—
Return of investment	160
Repayments on joint venture debt	—	363	—
Investment in joint venture	—	—	(2,104)
Proceeds from sale of operating assets	6	72	41
Net cash used in investing activities	(7,417)	(7,068)	(3,267)

BREF HR, LLC Consolidated Statements of Cash Flows
	For the year ended December 31,
($ in thousands)	2014	2013	2012
Cash flows from financing activities
Repayments on borrowings	—	—	(1,001)
Purchase of interest rate caps	—	(64)	(142)
Capital lease payments	(423)	(567)	(1,730)
Net cash used in financing activities	(423)	(631)	(2,873)
Net increase (decrease) in cash and cash equivalents	(791)	436	(3,160)
Cash and cash equivalents, beginning of period	14,094	13,658	16,818
Cash and cash equivalents, end of period	$13,303	$14,094	$13,658

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net
of amounts capitalized	$16,500	$14,857	$25,434

Supplemental Disclosure of Non-cash Investing and Financing Activities
Construction related payables	307	847	302
The accompanying notes are an integral part of these consolidated financial statements.

BREF HR, LLC
Notes to Consolidated Financial Statements
1.    Company Structure and Nature of Business
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
The Company was formed by certain affiliates of Brookfield Financial, LLC (“Brookfield Financial”) to acquire the limited liability company interests of HRHH JV Junior Mezz, LLC (“HRHH JV Junior Mezz”) and HRHH Gaming Junior Mezz, LLC (“HRHH Gaming Junior Mezz”), which indirectly own the Hard Rock Hotel & Casino Las Vegas and certain related assets. These assets were acquired pursuant to the assignment (the "Assignment") from Hard Rock Hotel Holdings, LLC (“HRH Holdings”) in connection with the default by HRH Holdings and its subsidiaries on a real estate financing facility (the “Facility”), and the resulting settlement agreement, as described below. Brookfield Financial is managed by Brookfield Real Estate Financial Partners LLC (together with its affiliates, “Brookfield”).
As part of the Assignment, the Company assumed the obligations under the Facility and entered into an amendment thereof (as amended, the “Amended Facility”) between Vegas HR Private Limited (the "Mortgage Lender") and the Company. Pursuant to the Amended Facility, the land, building and improvements, equipment, fixtures and all personal property relating to the Hard Rock Hotel & Casino Las Vegas were pledged as security and collateral. Also, as part of the Assignment, the Company entered into a second mortgage loan agreement with Brookfield Financial, as lender, (the “Second Mortgage”) in the amount of $30.0 million pursuant to which certain land, building and improvements, equipment, fixtures and personal property were pledged as security and collateral. The Second Mortgage is subordinate in right of payment to the Amended Facility. Since March 1, 2011, the Hard Rock Hotel & Casino Las Vegas and related assets have been owned by the Company pursuant to the Assignment.
In connection with agreements entered into in relation to the Assignment, the Company and specified affiliates are contingently liable to distribute certain excess cash flows to specific former lenders and owners of HRH Holdings. These amounts are payable pursuant to the terms of these agreements only in the event that the existing lenders under the Amended Facility and the Second Mortgage agreements are paid specified values in full. After considering the forecasted future performance of the Hard Rock Hotel & Casino Las Vegas and the cash distribution structure specified in the Amended Facility and the Second Mortgage, the Company has determined that the probability that any amounts will be distributed is remote and therefore no value has been attributed to these commitments.
The Assignment was accounted for as a business combination in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, Business Combinations. All assets and liabilities were recorded at their respective fair values as of the date of foreclosure.
We operate as a single reportable segment.
Going Concern
Over the past three years we have incurred substantial net losses including $102.8 million for the year ended December 31, 2014, and have a net members' deficit of $303.4 million as of December 31, 2014. The Amended Facility (as defined below) allows the Company to accrue "paid in kind" interest ("PIK interest"), representing the difference between interest accruing under the Amended Facility and the amounts paid. The outstanding PIK interest for the year ended December 31, 2014 was $60.3 million. The PIK interest outstanding as of March 1, 2014 in the amount of $44.3 million became due and payable on March 3, 2014, as the operating performance of the Company did not meet a specified debt yield threshold for the twelve month period ending March 1, 2014. However, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest. The lender entered into a series of amendments to the Forbearance Agreement which each time extended the effective date to which the lender agreed it would not exercise any rights or remedies with respect to the PIK interest. The most recent amendment to the Forbearance Agreement, the Twelfth Amendment, is effective as of March 6, 2015, pursuant to which the lender agreed not to exercise any rights or remedies with respect to the PIK interest until April 17, 2015. Currently, the Company does  not have sufficient funds to satisfy a demand for the PIK interest payment on April 17, 2015.

The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, selling off a portion of existing collateral or attempting to obtain borrowings from other sources. The Company's ability to continue as a going concern is dependent upon its ability to restructure its indebtedness, obtain alternative financing on acceptable terms, obtain approval from the lender to use available cash reserves to satisfy a portion of this potential obligation, or a combination thereof. However, there is no certainty on the outcome. We have placed mortgages on our hotel casino property to secure our indebtedness. In the event the PIK interest is not paid on April 17, 2015, among other lesser remedies, the lender may declare all unpaid principal and accrued interest under the Amended Facility due and payable immediately. If the PIK payment is not made on April 17, 2015 we risk losing some or all of our property to foreclosure. If this occurs, our business and results of operations would be materially adversely affected. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.
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

2.    Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, including interests consolidated as variable interest entities.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates, and those differences could be material.
Consolidation of Variable Interest Entity
Prior to June 15, 2012, when LVHR became a 100%-owned consolidated subsidiary of the Company, LVHR was consolidated as a variable interest entity as the Company was deemed the primary beneficiary of LVHR as the Company had both (1) the power to direct the activities significantly impacting LVHR's economic performance and (2) the obligation to absorb LVHR's losses. Prior to June 15, 2012, the Company did not own any interest in LVHR or its affiliated entities, WG-Harmon and Warner Gaming, LLC, and LVHR was the third party operator of all gaming operations at the Hard Rock Hotel & Casino Las Vegas.
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
Restricted Cash
We are obligated to maintain certain cash reserve funds for a variety of purposes as determined pursuant to the Amended Facility, including a requirement to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock Hotel & Casino Las Vegas' gross revenues. Restricted cash consists of the following:

($ in thousands)	December 31, 2014	December 31, 2013
Current
Tax reserves	$3,095	$2,602
Insurance reserves	893	1,329
Other reserves	363	363
Workers' compensation reserves	517	775
Total current restricted cash	4,868	5,069
Long-term
Working capital reserves	15,048	14,399
Replacement reserves	7,698	4,955
Total long-term restricted cash	22,746	19,354
Total restricted cash	$27,614	$24,423
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. Business or economic conditions or other significant events could affect the collectability of such receivables.
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
Property and Equipment, Net
Land improvements, buildings and improvements, equipment, furniture and fixtures, and memorabilia were recorded at fair value as of March 1, 2011. Subsequent additions are recorded at cost. The Company capitalized interest on funds disbursed during construction. There was no significant amounts of interest capitalized for any periods presented. Depreciation is computed using the straight-line method over the property and equipment's estimated useful lives are as follows:

Building and Building improvements	15-40 years
Equipment, furniture and fixtures	3-10 years
Gains or losses arising from dispositions are included in costs and expenses in the statements of operations. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Substantially all property and equipment is pledged as collateral for long-term debt at December 31, 2014 and 2013. For assets to be disposed of, the Company recognizes the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. We treat memorabilia as an indefinite-lived asset and therefore it is not depreciated.

Finite-lived Intangible Assets
Intangible assets that have a definite life, such as in-place contracts, trade names, customer relationships, sponsorship agreements, market leases and other amortizing intangible assets are ratably amortized on a straight-line basis over the estimated useful life, which approximates pattern of use, and ranges from one to nine years. Player Relationships are amortized on an accelerated basis consistent with the expected timing of the Company’s realization of the economic benefits of such relationships.
Valuation of Long-lived Assets
Property and Equipment, Net
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
Indefinite-lived Intangible Assets
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
The Hard Rock licensing intangible asset is tested for impairment using the relief from royalty method based on the estimated present value of future revenues and an assumed royalty rate. Future Trademark licensing intangible asset is tested for impairment using the estimated discounted cash flows of the future royalty income streams.
Finite-lived Intangible Assets
The Company reviews the carrying value of its intangible assets that have a definite life for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company then compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. All recognized impairment losses, whether for assets held for sale or assets to be held and used, are recorded as operating expenses.
Inherent in reviewing the carrying amounts of the above assets is the use of various estimates. First, the Company must determine the usage of the asset. Impairment of an asset is more likely to be recognized where and to the extent management of the Company decides that such asset may be disposed of or sold. Assets must be tested at the lowest level for which identifiable cash flows exist. This testing means that some assets must be grouped and management of the Company exercises some judgment in grouping those assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from estimates. If ongoing estimates of future cash flows are not met, the Company may have to record additional impairment charges in future accounting periods. Estimates of cash flows for the Company are based on the current regulatory, social and economic environment where operations are or were conducted as well as recent operating information and budgets for the Company’s business. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to the Hard Rock Hotel & Casino Las Vegas.
Impairment of Long-Lived Assets
No impairments were recorded for the years ended December 31, 2014, 2013 and 2012, relating to Property and Equipment.
No impairments related to indefinite-lived intangible assets were recorded for the years ended December 31, 2014 and 2013. During 2012, the Company recognized a non-cash impairment charge of $15.0 million relating to the Hard Rock trademark. See further discussion at Note 6, Intangible Assets, Net.

For the year end December 31, 2014 an impairment of $88,000 relating to finite-lived assets was recognized in the fourth quarter of 2014 due to the expected closure and re-branding of the Vanity night club in 2015. For the year ended December 31, 2013 there were no impairments. For the year ended December 31, 2012, the Company recognized a non-cash impairment charge of $6.2 million relating to the Isleta license agreement. See further discussion at Note 6, Intangible Assets, Net.
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
Advertising Expenses
The costs of all advertising campaigns and promotions are expensed as incurred. Total advertising expense (exclusive of amounts related to pre-opening) for the years ended December 31, 2014, 2013 and 2012 was $6.6 million, $6.5 million and $6.5 million, respectively.
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
Revenues
Casino revenues are derived from patrons wagering on table games, slot machines and poker. Table games generally include Blackjack or Twenty One, Craps, Baccarat and Roulette. Casino revenue is defined as the win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered. Casino revenue is recognized at the end of each gaming day.
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
Retail and other revenues include retail sales, entertainment revenue, spa fees, fees for licensing the “Hard Rock” brand and other miscellaneous income. Retail and other revenues are recognized at the point in time the retail sale occurs, when entertainment and spa services are provided to the guest, when we determine that gaming chips or tokens are not expected to be redeemed or when licensing fees become due and payable.

Complimentaries
Revenues include the retail value of rooms, food and beverage, and other complimentaries provided to casino customers without charge, which are then subtracted to arrive at net revenues.

Estimated Retail Value of Casino Complimentaries
	For the year ended December 31,
($ in thousands)	2014	2013	2012
Food and beverage	$8,245	$9,729	$10,707
Lodging	8,835	8,414	7,420
Other	1,028	1,559	1,866
	$18,108	$19,702	$19,993
The allocated costs of providing such complimentaries have been classified as casino operating expenses as follows:

Estimated Cost of Provided Casino Complimentaries
	For the year ended December 31,
($ in thousands)	2014	2013	2012
Food and beverage	$5,703	$5,102	$7,289
Lodging	3,410	3,216	2,907
Other	746	1,045	1,293
	$9,859	$9,363	$11,489
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
Effective March 27, 2013, the Company entered into two cash flow hedges for a total notional amount $883.4 million at a LIBOR  cap rate of 2.5%. The maturity date of the cash flow hedges was April 1, 2014. Derivative activity during the years ended December 31, 2014, 2013 and 2012 was not material. There were no outstanding derivatives at December 31, 2014.

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
Level 2: Inputs, other than quoted prices in active markets that are observable either directly or indirectly.
Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Debt. To determine the fair value of our debt the Company utilizes a discounted cash flow model. The discount rate is determined utilizing historical market-based equity returns which are adjusted, as necessary, for entity specific factors. The Company has determined that our debt valuations are classified in Level 3 of the fair value hierarchy. As of December 31, 2014 and 2013, the fair value of the Company’s debt was estimated to be $610.0 million and $641.3 million, respectively. The carrying amount of debt was $762.0 million and $703.4 million, respectively.
Interest rate caps
The Company uses interest rate caps to manage its interest rate risk. There were no outstanding derivatives at December 31, 2014. The valuation of these instruments was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporated credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. The Company was exposed to credit loss in the event of a non-performance by the counterparties to its interest rate cap agreements; however, the Company believed that this risk was minimized because it monitored the credit ratings of the counterparties to such agreements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company had considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Recently Issued and Adopted Accounting Pronouncements
In May 2014, the FASB issued authoritative guidance amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers . The new guidance is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance will be eliminated, including revenue recognition guidance specific to the gaming industry. In addition, interim and annual disclosures will be substantially revised. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early adoption is not permitted. We will adopt this standard effective January 1, 2017. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations.
In August 2014, the FASB issued authoritative guidance amending the existing requirements for disclosing information about an entity’s ability to continue as a going concern. This guidance explicitly requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual and interim reporting periods thereafter. Early adoption is permitted. We are currently assessing the impact the adoption of this standard will have and expect to adopt this standard effective for our year ending December 31, 2016.

3.    Accounts Receivable, Net
Components of accounts receivable, net consists of the following:

	As of December 31,
($ in thousands)	2014	2013
Casino	$5,624	$2,999
Lodging	3,496	2,679
Other	3,083	3,352
	12,203	9,030
Less: allowance for doubtful accounts and discount reserve	(1,247)	(679)
Total accounts receivable, net	$10,956	$8,351
Activity in the allowance for doubtful accounts was as follows:

($ in thousands)
Balance at December 31, 2011	$1,320
Bad debt Expense (Recoveries)	(325)
Write offs, net of collections	(36)
Balance at December 31, 2012	959
Bad debt Expense (Recoveries)	77
Write offs, net of collections	(357)
Balance at December 31, 2013	679
Bad debt Expense (Recoveries)	737
Write offs, net of collections	(169)
Balance at December 31, 2014	$1,247

4.	Inventories
Inventories consist of the following:

	As of December 31,
($ in thousands)	2014	2013
Restaurants and bars	$2,495	$1,848
Retail merchandise	963	975
Other inventory and operating supplies	120	124
Total inventories	$3,578	$2,947

5.	Property and Equipment, Net
Property and equipment, net consists of the following:

	As of December 31,
($ in thousands)	2014	2013
Land	$115,600	$115,600
Buildings and building improvements	343,375	342,159
Furniture, fixtures and equipment	83,094	79,943
Memorabilia	7,046	6,442
	549,115	544,144
Less: accumulated depreciation	(92,751)	(66,819)
Construction in progress	565	1,683
Total property and equipment, net	$456,929	$479,008
Depreciation relating to property and equipment for the Company was $25.9 million, $25.3 million and $24.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

6.	Intangible Assets, Net
Intangible assets, net consists of the following:

	December 31, 2014
($ in thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Accumulated Amortization	Net Carrying Amount	Remaining life (years)

Non-amortizing intangible assets
Hard Rock licensing	$55,000	$(15,000)	$—	$40,000	Indefinite
Future Trademark licensing	7,000			7,000	Indefinite
	62,000	(15,000)	—	47,000

Amortizing intangible assets
In-place contracts	29,000	(6,175)	(10,492)	12,333	6
Monster TM licensing	2,537	—	(2,537)	—	0
Customer Relationships	3,000	—	(3,000)	—	0
Sponsorship Agreements	1,300	—	(1,300)	—	0
Market leases	1,736	—	(1,137)	599	0-6
Player Relationships	10,000	—	(4,752)	5,248	6
Other	2,200	(88)	(843)	1,269	6
	49,773	(6,263)	(24,061)	19,449
Total intangible assets, net	$111,773	$(21,263)	$(24,061)	$66,449

	December 31, 2013
($ in thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Accumulated Amortization	Net Carrying Amount

Non-amortizing intangible assets
Hard Rock licensing	$55,000	$(15,000)	$—	$40,000
Future Trademark licensing	7,000	—	—	7,000
	62,000	(15,000)	—	47,000

Amortizing intangible assets
In-place contracts	29,000	(6,175)	(8,492)	14,333
Monster TM licensing	2,537	—	(1,875)	662
Customer Relationships	3,000	—	(3,000)	—
Sponsorship Agreements	1,300	—	(1,300)	—
Market leases	1,736	—	(912)	824
Player Relationships	10,000	—	(3,854)	6,146
Other	2,200	—	(623)	1,577
	49,773	(6,175)	(20,056)	23,542
Total intangible assets, net	$111,773	$(21,175)	$(20,056)	$70,542
The Hard Rock licensing and Future Trademark licensing rights are not subject to amortization as they have an indefinite useful life.
For the years ended December 31, 2014, 2013, and 2012 the Company recorded amortization expense of $4.0 million, $5.7 million and $6.6 million, respectively.
The estimated amortization expense for the above amortizing intangible assets for each of the five succeeding fiscal years beginning December 31, 2015 is $3.5 million, $3.1 million, $3.1 million, $3.1 million and $3.1 million, respectively.
Pueblo of Isleta Impairment. On December 24, 2012, Isleta and the Company mutually agreed to terminate the Isleta license agreement. The termination of the license agreement with Pueblo of Isleta occurred on June 30, 2013. As part of such termination, the Company recorded an impairment of the intangible asset included in other licenses of $6.2 million in December 2012. This impairment charge is included within impairment of intangible assets reflected in the consolidated statement of operations.
Hard Rock Licensing Impairment. The Company has performed interim and annual impairment tests of the Hard Rock licensing intangible asset. There were no impairment charges recorded for the year ended December 31, 2014, nor for the year ended December 31, 2013. There were two impairments for the year ended December 31, 2012, one in the second quarter for $3.0 million, and one in the the fourth quarter for $12.0 million, each due to updated forecasts and market conditions. The fair value of Hard Rock licensing during 2012 was determined using the discounted cash flow of forecasted net revenues. These impairment charges were the result of reductions in the projected revenue due to the weak market environment and are included within Impairment of intangible assets reflected in the consolidated statement of operations.
For the year ended December 31, 2014 an impairment of the Vanity night club trade name for $88,000 was recognized in the fourth quarter due to the expected closure and re-branding. There were no similar impairments for the years ended December 31, 2013 and December 31, 2012.

7.	Accrued Expenses
Accrued expenses consist of the following:

	As of December 31,
($ in thousands)	2014	2013
Current
Deferred income	$184	$2,013
Capital leases obligations	177	391
Advance room, convention and customer deposits	5,947	6,631
Accrued salaries, payroll taxes and other employee benefits	1,873	1,163
Accrued miscellaneous taxes	1,431	1,479
Reserve for general liability and accrued legal claims	3,383	5,187
Other accrued liabilities	3,172	3,952
Total current accrued expenses	16,167	20,816
Long term
Capital leases obligations	—	177
Total long term accrued expenses	—	177
Total accrued expenses	$16,167	$20,993

8.    Agreements with Related Parties

Resort Management Agreement
On March 1, 2011, the Company and WG-Harmon entered into a Resort Management Agreement, which agreement was subsequently amended on June 15, 2012 (as amended, the “Amended Resort Management Agreement”), pursuant to which WG- Harmon manages the Hard Rock Hotel & Casino Las Vegas, including the gaming operations and the liquor operations.
During the years ended December 31, 2014, 2013 and 2012, the Company incurred $3.6 million, $1.8 million and $1.8 million, respectively, in management and incentive fees under the Amended Resort Management Agreement. As of December 31, 2014, and 2013, the Company had $0 and $135,000, respectively, payable to WG-Harmon which are included in related party payables on the consolidated balance sheets.
Under the terms of the Amended Resort Management Agreement, WG-Harmon manages the gaming operations and the liquor operations and has complete discretion and control in all matters related to management and operating activities. The agreement expires March 31, 2016. The Company is required to pay a base fee of $160,000 per month, which may be decreased to $150,000 per month if WG-Harmon is no longer providing certain construction services to the Company. In April 2013, a $10,000 reduction to the base fee was put in place. In addition to such base fee, the Company pays an incentive management fee based on the performance of the adjusted EBITDA of the Hard Rock Hotel & Casino Las Vegas, as set forth in the Amended Resort Management Agreement.
Second Mortgage Loan Agreement
During the years ended December 31, 2014 and 2013 the Company had accrued interest of $6.0 million and $4.6 million, respectively, under the Second Mortgage which is included in long term accrued expenses on the consolidated balance sheets.

Investment in Joint Venture
During 2012, CDO Restaurant Associates LLC (“CDO”), a Delaware limited liability company, was formed between the Company and Fox Restaurant Concepts, LLC (“Fox”) to operate a restaurant, Culinary Dropout, out of leased space at the Hard Rock Hotel and Casino Las Vegas. In 2012, the Company contributed 80% of the initial construction and pre-opening budget, or $2.1 million, and also loaned CDO $100,000 to cover pre-opening costs in excess of initial budgeted amounts. In 2012, the Company loaned CDO an additional $248,000 to cover final construction costs in excess of budgeted amounts. As of December 31, 2014, all loans have been repaid in full. The Company determined that the investment in CDO should be accounted for as an equity method investment. The loans bore interest at the greater of 8% or the reference rate publicly announced by Bank of America N.T. & S.A plus 4%. Loans were required to be repaid before any other distributions of net cash flow. Net cash flow would then be distributed in proportion to the Members’ initial capital contributions, plus an 8% preferred return, and, once paid in full, in accordance with the 50% membership interest. The Company accounts for its investment in CDO under the equity method based on applicable accounting guidance as the Company does not hold a controlling financial interest in CDO.
For the years ended December 31, 2014, 2013 and 2012, the Company recorded losses of $42,000, $49,000 and $630,000, respectively, related to its equity in CDO. The Company’s share of the joint venture’s loss is included in equity in income of joint venture in the accompanying consolidated statements of operations.
At December 31, 2014 and 2013, the Company’s net investment in CDO was $1.2 million and $1.4 million, respectively, which is included in other assets in the accompanying consolidated balance sheets.
The classification of the investment in joint venture was based on the expected timing of the repayment of the initial construction and pre-opening budget contribution. There were no distributions to the members for the years ended December 31, 2014 and 2013.
CDO leases space from the Company under a ten-year operating lease expiring in August 2022. The lease has one five-year renewal option. Rent is paid monthly at 6% of sales, as defined in the agreement. For the years ended December 31, 2014, 2013 and 2012 total rent payments received were $251,000, $296,000 and $57,000. CDO also pays a management fee of 6% of gross sales to Fox. Both the lease and the management agreement expire in August 2022.

9.	Debt
The following table presents debt outstanding as of December 31, 2014 and 2013:

($ in thousands)	Face value	Book value	Face value	Book value
Project name/lender	2014	2014	2013	2013
Amended facility -
Note A/Vegas HR Private Limited	$595,658	$536,993	$575,213	$504,775

Amended facility -
Note B/Vegas HR Private Limited	327,290	206,369	327,290	182,075

Second Mortgage -
Brookfield Financial	30,000	18,638	30,000	16,596
Total debt	952,948	762,000	932,503	703,446

Current portion of long-term debt	(922,948)	(743,362)	(902,503)	(686,850)
Total long-term debt	$30,000	$18,638	$30,000	$16,596
The difference between the face and book value of the debt represents debt discounts that are amortized to interest expense using the effective interest method over the term of the debt.

As of December 31, 2014, the Company has outstanding $86.3 million in supplemental interest under the Amended Facility. In addition, the Company contractually owes $21.2 million under the Second Mortgage, the difference representing application of the effective interest method.
Amended Facility. The Amended Facility has a maturity date of March 1, 2018 and provides for interest only (until maturity) at The London InterBank Offered Rate (LIBOR) plus 2.5% with a 1.5% LIBOR floor (total of 4% at December 31, 2014). In addition, supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less that the current interest due, the PIK interest will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.
The Amended Facility requires that the Company repay in full all PIK interest outstanding on March 1, 2014 and February 28, 2016, in the event the Company has not made sufficient payments to the lender to provide a specified debt yield for the twelve month period ending March 1, 2014, on the terms specified in the Amended Facility. The Company did not meet the specified debt yield threshold as of March 1, 2014. However, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest. The lender entered into a series of amendments to the Forbearance Agreement which each time extended the effective date to which the lender agreed it would not exercise any rights or remedies with respect to the PIK interest. The most recent amendment to the Forbearance Agreement, the Twelfth Amendment, is effective as of March 6, 2015, pursuant to which the lender agreed not to exercise any rights or remedies with respect to the PIK interest until April 17, 2015. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on April 17, 2015. The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, selling off a portion of existing collateral or attempting to obtain borrowings from other sources. However, there is no certainty on the outcome.  If the PIK payment is not made on April 17, 2015 we risk losing some or all of our property to foreclosure. If this occurs, our business and results of operations would be materially adversely affected. The outstanding PIK interest for the years ended December 31, 2014 and 2013 was $60.3 million and $39.8 million, respectively. See further discussion in Note 1, Company Structure and Nature of Business.
The total amount of the Company’s debt, under certain exceptions described in the Amended Facility, is due on March 1, 2018, and no principal payments are due until then. All amounts due under the Amended Facility have been classified as current in the consolidated balance sheets due to the anticipated event of default as a result of the inability to pay the outstanding PIK interest on April 17, 2015.
Second Mortgage. On March 1, 2011, as part of the Assignment, the Company entered into the Second Mortgage with Brookfield Financial in the amount of $30.0 million pursuant to which certain land, building and improvements, equipment, fixtures and personal property were pledged as security and collateral. The Second Mortgage is subordinate in right of payment to the Amended Facility. The maturity date of the Second Mortgage is March 1, 2018 and provides for an effective interest rate of 15% payable at maturity.
The Amended Facility and Second Mortgage include affirmative and negative covenants, including, among others, restrictive covenants regarding incurrence of liens, sales of assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any of the Company's real property and removal of any material article of furniture, fixture or equipment from the Company's real property. As of December 31, 2014, the Company was in compliance with all such covenants.

The estimated annual amortization of the debt discounts under the effective interest method assuming estimated future cash flow payments of the Amended Facility and the Second Mortgage (assuming continued forbearance) for each of the four succeeding years is as follows:

($ in thousands)	Amortization - Amended Facility	Amortization - Second Mortgage
2015	$47,711	$2,645
2016	55,625	3,439
2017	64,919	4,445
2018	11,451	833
Total	$179,706	$11,362

10.	Commitments and Contingencies
 Future minimum lease payments
Future minimum lease payments required under capital leases, included in our consolidated balance sheet as current and long term accrued expenses, as of December 31, 2014 are as follows:

	Payments due in
($ in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Capital leases
Gross capital leases	$170	$—	$—	$—	$170
Imputed interest	7	—	—	—	7
Net capital leases	177	—	—	—	177
Total	$177	$—	$—	$—	$177
Contingencies
The Company and affiliates Brookfield Real Estate Financial Partners, LLC, Brookfield Financial, LLC - Series B, and Brookfield Asset Management (US), Inc. are currently amongst a number of defendants (“Defendants”) in an action commenced by Mace Management Group, LLC (“Mace) and Mandown, LLC (“Mandown”) on June 12, 2012 in Nevada’s Eighth Judicial District Court in Clark County, Nevada (the “Mace/Mandown Action”).  The Mace/Mandown Action relates to investments made by Mace/Mandown in Wasted Space Lounge, Rare 120 restaurant, the Johnny Smalls restaurant and Vanity nightclub (collectively, the “Venues”) at the Hard Rock Hotel and Casino Las Vegas. In general, all claims assert that actions taken by Defendants allegedly deprived Mace/Mandown of their initial investment and/or their share of profits from the Venues. The Mace/Mandown Action is still in the discovery stages and management has determined that based on the proceedings to date it does not believe the outcome of this matter will have a material effect on our business, or results of operations or financial condition of the Company.
We are also subject to a variety of other claims and lawsuits that arise in the ordinary course of our business. We do not believe the outcome of these and the other matters disclosed above will have a material effect on our business, results of operations or financial condition. As of December 31, 2014, the Company accrued approximately $3.1 million for all loss contingency matters and our best estimate of reasonably possible losses in excess of the amount accrued is not material to the financial statements.

11.    Employee Benefit Plans
The Company’s current policy is to pay discretionary cash incentive bonuses to eligible employees based upon individual and company-wide goals that are established by the Company on an annual basis.

The Company’s current policy is to maintain a 401(k) profit sharing plan whereby all employees over the age of 21 who have completed six months of continuous employment and 1,000 hours of service are eligible for the plan. Such employees joining the plan may contribute, through salary deductions, no less than 1% nor greater than 50% of their annual compensation. The Company currently does not match contributions to the plan and recorded no charges for 401(k) contributions years ended December 31, 2014 and 2013.

12.    Membership Interests
Classes of Membership Interests
We have two classes of membership interests: Class A Units and Class B Units, each of which is 100%-owned by its members. Holders of Class A Units are entitled to vote on any matter to be voted upon by our members. Except as provided by law, the holders of Class B Units do not have any right to vote. Holders of Class A Units or Class B Units have no redemption rights or conversion rights and do not benefit from any sinking fund.
Additional Capital Contributions
The members are not required to make any additional capital contributions to the Company. However, the members may make additional capital contributions to the Company at any time. During the years ended December 31, 2014 and 2013, no capital contributions were made to the Company.
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

13.    Quarterly Financial Information (unaudited)
Quarterly financial information for the years ended December 31, 2014 and 2013 is summarized below:

	2014
($ in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$49,113	$57,281	$50,178	$43,832
Operating (loss) income	1,612	3,951	(32)	(1,874)
Loss before income taxes	(23,663)	(20,756)	(28,361)	(30,053)
Net loss	(23,663)	(20,756)	(28,361)	(30,053)

	2013
($ in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$47,460	$57,210	$47,321	$42,622
Operating income (loss)	(1,308)	1,031	(3,999)	(2,921)
Loss before income taxes	(24,475)	(23,029)	(29,099)	(28,936)
Net loss	(24,475)	(23,029)	(29,099)	(28,936)

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION

2.1*
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

3.1*
Certificate of Formation, dated as of February 11, 2011, for BREF HR, LLC; previously filed as Exhibit 3.1 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011.

3.2*
Limited Liability Company Agreement, dated as of March 1, 2011, for BREF HR, LLC by BREF HR Management, LLC, Brookfield Financial, LLC – Series B, Michele A. Dreyer and Mary S. Stawikey; previously filed as Exhibit 3.2 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011.

10.1*
Fourth Amended and Restated Loan Agreement, dated as of March 1, 2011 by and among HRHH Hotel/Casino, LLC, HRHH Cafe, LLC, HRHH Development, LLC, HRHH IP, LLC, HRHH Gaming, LLC and Vegas HR Private Limited; previously filed as Exhibit 10.1 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011.

10.2*
Second Mortgage Loan Agreement, dated as of March 1, 2011, among HRHH Hotel/Casino, LLC, HRHH Cafe, LLC, HRHH Development, LLC, HRHH IP, LLC, HRHH Gaming, LLC and Brookfield Financial, LLC – Series B; previously filed as Exhibit 10.2 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011.

10.3*
Amended and Restated Resort Management Agreement dated as of June 15, 2012 by and between HRHH Hotel/Casino, LLC, HRHH Development, LLC, HRHH IP, LLC, HRHH Cafe, LLC and WG-Harmon, LLC; previously filed as Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

10.4*
Trademark License and Cooperation Agreement dated as of June 7, 1996 by and between Rank Licensing, Inc. and Peter A. Morton; previously filed as Exhibit 10.7 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011.

10.5*
Omnibus Amendment and Joinder to Fourth Amended and Restated Loan Agreement and Loan Documents, dated as of June 15, 2012 by and among HRHH Hotel/Casino, LLC, HRHH Cafe, LLC, HRHH Development, LLC, HRHH IP, LLC, HRHH Gaming, LLC and Vegas HR Private Limited; previously filed as Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

14*	Code of ethics; previously filed as Exhibit 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

21.1*	Subsidiaries of the Registrant; previously filed as Exhibit 21.1 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.
*Previously filed