Form 10-Q
period 2015-03-31
BREF HR, LLC
filed 2015-05-14
CIK 1531537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
Or

_	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-54532
BREF HR, LLC
(Exact name of registrant as specified in its charter)

Delaware	27-4938906
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

Three World Financial Center
250 Vesey Street, 15th Floor New York, NY	10281
(Address of principal executive offices)	(Zip Code)

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BREF HR, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

($ in thousands)	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$17,765	$13,303
Accounts receivable, net	12,394	10,956
Inventories	3,710	3,578
Prepaid expenses and other current assets	3,288	3,070
Related party receivable	139	81
Restricted cash	4,765	4,868
Total current assets	42,061	35,856
Property and equipment, net	451,636	456,929
Intangible assets, net	65,455	66,449
Restricted cash	22,215	22,746
Investment in joint venture	1,224	1,223
Total assets	$582,591	$583,203

Liabilities and Members' Equity (Deficit)
Current liabilities
Accounts payable	$4,968	$5,220
Construction related payables	307	307
Related party payables	213	30
Accrued expenses	16,405	16,167
Interest payable	93,096	86,327
Current portion of long term debt	760,601	743,362
Total current liabilities	875,590	851,413
Long term interest payable	18,267	16,536
Long term debt - due to affiliate	19,228	18,638
Total long term liabilities	37,495	35,174
Total liabilities	913,085	886,587

Commitments and contingencies (Note 11)

Members' deficit
Paid-in capital	86,673	86,673
Accumulated deficit	(417,167)	(390,057)
Total members' deficit	(330,494)	(303,384)
Total liabilities and members deficit	$582,591	$583,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREF HR, LLC
Condensed Consolidated Statements of Operations
(Unaudited)

($ in thousands)	Three months ended March 31, 2015	Three months ended March 31, 2014
Revenues
Casino	$12,803	$13,938
Lodging	17,379	17,218
Food and beverage	15,365	16,524
Entertainment, retail and other	7,341	5,904
Gross revenues	52,888	53,584
Less: Promotional allowances	(4,803)	(4,471)
Net revenues	48,085	49,113
Costs and Expenses
Casino	10,016	7,687
Lodging	5,197	5,620
Food and beverage	8,764	10,342
Entertainment, retail and other	4,143	4,051
Marketing	2,131	2,408
Fee and expense reimbursements - related party	614	1,189
General and administrative	8,286	8,741
Depreciation and amortization	7,520	7,463
Total costs and expenses	46,671	47,501
Income from operations	1,414	1,612
Interest income	3	3
Interest expense	(28,578)	(25,285)
Income from joint venture investment	51	7
Loss before income tax expense	(27,110)	(23,663)
Income tax expense	—	—
Net loss	$(27,110)	$(23,663)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREF HR, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
($ in thousands)
Cash flows from operating activities
Net loss	$(27,110)	$(23,663)
Adjustment to reconcile net loss to net cash
provided by operating activities:
Depreciation	6,526	6,418
Provision for (recovery of) doubtful accounts	907	(51)
Amortization of intangible assets	994	1,045
Amortization of debt discount	10,833	8,600
Accrued non-cash interest applied to principal	6,996	6,047
Income from joint venture investment	(1)	(7)
(Increase) decrease in assets:
Accounts receivable	(2,345)	(3,134)
Inventories	(132)	(36)
Prepaid expenses	(218)	(584)
Related party receivable	(58)	325
Increase (decrease) in liabilities:
Accounts payable	(252)	(1,751)
Related party payable	183	647
Other accrued liabilities	325	(504)
Accrued interest payable	8,500	9,121
Net cash provided by operating activities	5,148	2,473
Cash flows from investing activities
Purchases of property and equipment	(1,233)	(954)
Payments on construction related payables	—	(294)
Restricted cash contributions	(1,509)	(1,590)
Restricted cash withdrawals	2,143	1,864
Net cash used in investing activities	(599)	(974)
Cash flows from financing activities
Capital lease payments	(87)	(200)
Net cash used in financing activities	(87)	(200)
Net increase in cash and cash equivalents	4,462	1,299
Cash and cash equivalents, beginning of period	13,303	14,094
Cash and cash equivalents, end of period	$17,765	$15,393

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net
of amounts capitalized	$2,250	1,500

Supplemental Disclosure Non-cash Investing and Financing Activities
Construction related payables	$307	$553

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
The Company was formed by certain affiliates of Brookfield Financial, LLC (“Brookfield Financial”) to acquire the limited liability company interests of HRHH JV Junior Mezz, LLC (“HRHH JV Junior Mezz”) and HRHH Gaming Junior Mezz, LLC (“HRHH Gaming Junior Mezz”), which indirectly own the Hard Rock Hotel & Casino Las Vegas and certain related assets. These assets were acquired pursuant to the assignment (the "Assignment") from Hard Rock Hotel Holdings, LLC (“HRH Holdings”) in connection with the default by HRH Holdings and its subsidiaries on a real estate financing facility (the “Facility”), and the resulting settlement agreement. Brookfield Financial is managed by Brookfield Real Estate Financial Partners LLC (together with its affiliates, “Brookfield”).
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
Going Concern
Over the past three years we have incurred substantial net losses. For the three months ended March 31, 2015 our net loss was $27.1 million, and as of March 31, 2015 our net members' deficit was $330.5 million. The Amended Facility allows the Company to accrue "paid in kind" interest ("PIK interest"), representing the difference between interest accruing under the Amended Facility and the amounts paid. The outstanding PIK interest as of March 31, 2015 was $67.3 million. The PIK interest outstanding as of March 1, 2014 in the amount of $44.3 million became due and payable on March 3, 2014, as the operating performance of the Company did not meet a specified debt yield threshold for the twelve month period ending March 1, 2014. However, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest. The lender entered into a series of amendments to the Forbearance Agreement which each time extended the effective date to which the lender agreed it would not exercise any rights or remedies with respect to the PIK interest. The most recent amendment to the Forbearance Agreement, the Thirteenth Amendment, is effective as of April 17, 2015, pursuant to which the lender agreed not to exercise any rights or remedies with respect to the PIK interest until May 15, 2015. Currently, the Company does  not have sufficient funds to satisfy a demand for the PIK interest payment on May 15, 2015. The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, selling off a portion of existing collateral or attempting to obtain borrowings from other sources. The Company's ability to continue as a going concern is dependent upon its ability to restructure its indebtedness, obtain alternative financing on acceptable terms, obtain approval from the lender to use available cash reserves to satisfy a portion of this potential obligation, or a combination thereof. However, there is no certainty on the outcome. We have placed mortgages on our hotel casino property to secure our indebtedness. In the event the PIK interest is not paid on May 15, 2015, among other lesser remedies, the lender may declare all unpaid principal and accrued interest under the Amended Facility due and payable immediately. If the PIK payment is not made on May 15, 2015, we risk losing some or all of our property to foreclosure. If this occurs, our business and results of operations would be materially adversely affected. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of uncertainties, including the possibility that the Company loses some or substantially all of its assets to foreclosure as a result of these uncertainties.

2.    Basis of Presentation and Principles of Consolidation
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting under the rules and regulations of the Securities and Exchange Commission (“SEC”) in accordance with the instruction to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2014 annual consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
The results for the periods indicated reflect all adjustments (consisting primarily of normal recurring adjustments) that management considers necessary for a fair presentation of our financial position, results of operations, and cash flows. The results for such periods are not necessarily indicative of the results to be expected for the full year.
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates, and those differences could be material.
Certain amounts reported in the prior period on the unaudited condensed consolidated statements of operations have been combined to conform to the current presentation. Retail revenue and other revenue have been combined into entertainment, retail and other revenue and retail expenses and other expenses have been combined into entertainment, retail and other expenses.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.

3.    Accounts Receivable, Net
Components of accounts receivable, net consist of the following:

($ in thousands)	March 31, 2015	December 31, 2014
Casino	$6,853	$5,624
Lodging	3,506	3,496
Other	4,230	3,083
	14,589	12,203
Less: allowance for doubtful accounts and discount reserve	(2,195)	(1,247)
Total accounts receivable, net	$12,394	$10,956

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

($ in thousands)	March 31, 2015	December 31, 2014
Current
Tax reserves	2,732	$3,095
Insurance reserves	1,153	893
Other reserves	363	363
Workers' compensation reserves	517	517
Total current restricted cash	4,765	4,868

Long-term
Working capital reserves	15,049	15,048
Replacement reserves	7,166	7,698
Total long-term restricted cash	22,215	22,746
Total restricted cash	26,980	$27,614

5.    Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. Inventories consist of the following:

($ in thousands)	March 31, 2015	December 31, 2014
Restaurants and bars	$2,559	$2,495
Retail merchandise	1,028	963
Other inventory and operating supplies	123	120
Total inventories	$3,710	$3,578

6.     Property and Equipment, Net
Property and equipment, net consists of the following:

($ in thousands)	March 31, 2015	December 31, 2014
Land	$115,600	$115,600
Buildings and building improvements	343,618	343,375
Furniture, fixtures and equipment	83,251	83,094
Memorabilia	7,059	7,046
	549,528	549,115
Less: accumulated depreciation	(99,277)	(92,751)
Construction in progress	1,385	565
Total property and equipment, net	$451,636	$456,929
Depreciation relating to property and equipment was $6.5 million and $6.4 million for the three months ended March 31, 2015 and 2014, respectively.

7.     Intangible Assets, Net
Intangible assets, net consist of the following:

	December 31, 2014				March 31, 2015
($ in thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Accumulated Amortization	Net Carrying Amount	Remaining life (years)

Non-amortizing intangible assets
Hard Rock Licensing	$55,000	$(15,000)	$—	$40,000	$55,000	$(15,000)	$—	$40,000	Indefinite
Future Trademark Licensing	7,000	—	—	7,000	7,000	—	—	7,000	Indefinite
	62,000	(15,000)	—	47,000	62,000	(15,000)	—	47,000
Amortizing intangible assets
In-place Contracts	29,000	(6,175)	(10,492)	12,333	29,000	(6,175)	(10,992)	11,833	6
Monster TM Licensing	2,537	—	(2,537)	—	2,537	—	(2,537)	—	0
Customer Relationships	3,000	—	(3,000)	—	3,000	—	(3,000)	—	0
Sponsorship Agreements	1,300	—	(1,300)	—	1,300	—	(1,300)	—	0
Market Leases	1,736	—	(1,137)	599	1,736	—	(1,180)	556	0 - 6
Player Relationships	10,000	—	(4,752)	5,248	10,000	—	(4,965)	5,035	6
Other	2,200	(88)	(843)	1,269	2,200	(88)	(1,081)	1,031	0 - 6
	49,773	(6,263)	(24,061)	19,449	49,773	(6,263)	(25,055)	18,455
Total
intangibles, net	$111,773	$(21,263)	$(24,061)	$66,449	$111,773	$(21,263)	$(25,055)	$65,455
The Hard Rock Licensing and Future Trademark Licensing rights are not subject to amortization as they have an indefinite useful life. The In-place Contracts, Monster TM Licensing, Customer Relationships, Sponsorship Agreements, Market Leases and Other amortizing intangible assets are being ratably amortized on a straight-line basis over their respective estimated useful lives which ranges from one to nine years. Player relationships are amortized on an accelerated basis consistent with the expected timing of the Company’s realization of the economic benefits of such relationships. Due to an ongoing triggering event during the first quarter of 2015, the Company performed an interim impairment analysis of the Hard Rock Licensing intangible asset. This analysis resulted in no impairment. The fair value of Hard Rock Licensing at March 31, 2015 was determined using the relief of royalty method (discounted forecasted net revenues). As of March 31, 2015, the total carrying value of Hard Rock Licensing intangible asset is $40 million and is at risk of future impairment if there are adverse changes in our significant assumptions which include discount rate, long-term growth rate, royalty rate, or net revenue projections. Based on management's estimates, the fair value of the Hard Rock Licensing Trademark exceeded the carrying value by $2.6 million.
For the three months ended March 31, 2015 and 2014, the Company recorded amortization expense of $1.0 million and $1.0 million, respectively.

8.     Accrued Expenses
Accrued expenses consist of the following:

($ in thousands)	March 31, 2015	December 31, 2014
Current
Deferred income	$536	$184
Capital lease obligations	90	177
Advance room, convention and customer deposits	5,300	5,947
Accrued salaries, payroll taxes and other employee benefits	2,267	1,873
Accrued miscellaneous taxes	2,031	1,431
Reserve for general liability and accrued legal claims	3,263	3,383
Other accrued liabilities	2,918	3,172
Total accrued expenses	$16,405	$16,167

9    Agreements with Related Parties

Resort Management Agreement
On June 15, 2012, the Company and WG-Harmon, an affiliate of LVHR Casino, Inc, which is one of our indirect subsidiaries, entered into the Amended Resort Management Agreement, pursuant to which WG- Harmon manages the Hard Rock Hotel & Casino Las Vegas, including the gaming operations and the liquor operations.
During the three months ended March 31, 2015 and three months ended March 31, 2014, the Company incurred $614,000 and $1.2 million, respectively, in management and incentive fees under the Amended Resort Management Agreement. As of March 31, 2015 and December 31, 2014, the Company had $160,000 and $0, respectively, payable to WG-Harmon which are included in related party payables on the accompanying consolidated balance sheets.
Under the terms of the Amended Resort Management Agreement, WG-Harmon manages the gaming operations and the liquor operations and has complete discretion and control in all matters related to management and operating activities. The agreement expires March 31, 2016. The Company is required to pay a base fee of $150,000 per month. In addition to such base fee, the Company pays an incentive management fee based on the performance of the adjusted EBITDA of the Hard Rock Hotel & Casino Las Vegas, as set forth in the Amended Resort Management Agreement.
Second Mortgage Loan Agreement
On March 1, 2011, as part of the Assignment, the Company entered into a second mortgage loan agreement with Brookfield Financial (the “Second Mortgage”) in the amount of $30.0 million pursuant to which certain land, building and improvements, equipment, fixtures and personal properties were pledged as security and collateral. During the three months ended March 31, 2015 and three months ended March 31, 2014, the Company had accrued interest of $1.7 million and $1.3 million, respectively, under the Second Mortgage which is included in long term accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

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
For the three months ended March 31, 2015 and three months ended March 31, 2014, the Company recorded income of $51,000 and $7,000, respectively, related to its equity in CDO. The Company’s share of CDO’s income is included in income from joint venture investment in the accompanying unaudited condensed consolidated statements of operations.
At March 31, 2015 and December 31, 2014, the Company’s net investment in CDO was $1.2 million and $1.2 million, respectively, which is included in other assets in the accompanying unaudited condensed consolidated balance sheets.
The classification of the investment in joint venture was based on the expected timing of the repayment of the initial construction and pre-opening budget contribution. For the three months ended March 31, 2015, there was a distribution of $50,000.
CDO leases space from the Company under a ten-year operating lease expiring in August 2022. The lease has one five-year renewal option. Rent is paid monthly at 6% of sales, as defined in the agreement. CDO also pays a management fee of 6% of gross sales to Fox pursuant to a management agreement. Both the lease and the management agreement expire in August 2022.

10.     Debt
The following table presents debt outstanding as of March 31, 2015 and December 31, 2014:

($ in thousands)		Face value	Book value	Face value	Book value
Project name/lender	Maturity	March 31, 2015	March 31, 2015	December 31, 2014	December 31, 2014
Amended facility -Note A/Vegas HR Private Limited	March 1, 2018 (1)	$602,653	$547,334	$595,658	$536,993

Amended facility -Note B/Vegas HR Private Limited	March 1, 2018 (1)	327,290	213,267	327,290	206,369

Second Mortgage - Brookfield Financial	March 1, 2018	30,000	19,228	30,000	18,638
Total debt		959,943	779,829	952,948	762,000
Current portion of long-term debt		(929,943)	(760,601)	(922,948)	(743,362)
Total long term debt		$30,000	$19,228	$30,000	$18,638
(1) As discussed in Note 1, Company Structure and Nature of Business, the PIK interest will become due and payable on May 15, 2015. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on May 15, 2015, and therefore, the Company could be in default upon notification by the lender. Accordingly, the Amended Facility, supplemental interest, and PIK interest is classified as current as of March 31, 2015.
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
The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at The London InterBank Offered Rate ("LIBOR") plus 2.5% with a 1.5% LIBOR floor (total of 2.7% at March 31, 2015). In addition, supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4.0% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less than the current interest due, the PIK Interest will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.
Second Mortgage
On March 1, 2011, as part of the Assignment, the Company entered into the Second Mortgage in the amount of $30.0 million pursuant to which certain land, building and improvements, equipment, fixtures and personal properties were pledged as security and collateral. The Second Mortgage is subordinate in right of payment to the Amended Facility. The maturity date of the Second Mortgage is March 1, 2018 and provides for an effective interest rate of 15.0% payable at maturity.
The Amended Facility and Second Mortgage include customary affirmative and negative covenants for similar financings, including, among others, restrictive covenants regarding incurrence of liens, sales of assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any of the Company’s real property and removal of any material article of furniture, fixture or equipment from the Company’s real property. As of March 31, 2015, the Company was in compliance with all covenants.
The outstanding PIK interest related to the Amended Facility as of March 31, 2015 and December 31, 2014 was $67.3 million and $60.3 million, respectively. During the three months ended March 31, 2015 and 2014, the Company recorded PIK interest in the amount of $7.0 million and $6.0 million, respectively. See discussion in Note 1, Company Structure and Nature of Business regarding the acceleration of PIK interest on March 1, 2014, the forbearance of such obligation until May 15, 2015, and the Company's ability to meet such obligation.
The fair value of our total debt as of both March 31, 2015 and December 31, 2014 was $610.0 million, which was determined utilizing a discounted cash flow model. The Company has determined that the fair value of its long-term debt is determined using Level 3 inputs. The discount rate was determined utilizing historical market-based equity returns which are adjusted, as necessary, for entity specific factors.

11.     Commitments and Contingencies
Legal and Regulatory Proceedings
The Company and affiliates Brookfield Real Estate Financial Partners, LLC, Brookfield Financial, LLC - Series B, and Brookfield Asset Management (US), Inc. are currently amongst a number of defendants (“Defendants”) in an action commenced by Mace Management Group, LLC (“Mace) and Mandown, LLC (“Mandown”) on June 12, 2012 in Nevada’s Eighth Judicial District Court in Clark County, Nevada (the “Mace/Mandown Action”).  The Mace/Mandown Action relates to investments made by Mace/Mandown in Wasted Space Lounge, Rare 120 restaurant, the Johnny Smalls restaurant and Vanity nightclub (collectively, the “Venues”) at the Hard Rock Hotel & Casino Las Vegas. In general, all claims assert that actions taken by Defendants allegedly deprived Mace/Mandown of their initial investment and/or their share of profits from the Venues. The Mace/Mandown Action is still in the discovery phase and management has determined that based on the proceedings to date it does not believe the outcome of this matter will have a material effect on our business, or results of operations or financial condition of the Company.

We are also subject to a variety of other claims and lawsuits that arise in the ordinary course of our business. We do not believe the outcome of these and the other matters disclosed above will have a material effect on our business, results of operations or financial condition. As of March 31, 2015, the Company accrued approximately $3.1 million for all loss contingency matters and our best estimate of reasonably possible losses in excess of the amount accrued is not material to the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for “forward-looking statements” made by or on behalf of a company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”), which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” “expects” or other similar words or expressions are intended to identify forward-looking statements. We caution that these and similar statements are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to, continued adverse economic and market conditions, particularly in levels of spending in the hotel, resort and casino industry in Las Vegas, Nevada; the seasonal nature of the hotel, casino and resort industry; the use of the “Hard Rock” brand name by entities other than us; costs associated with compliance with extensive regulatory requirements; increases in interest rates and operating costs; the ability of the Company to satisfy its PIK interest payment obligations; increases in uninsured and underinsured losses; risks associated with conflicts of interest with entities which control us; the loss of key members of our senior management; the impact of any material litigation; risks related to natural disasters; changes in the competitive environment in our industry; hostilities, including future terrorist attacks, or fear of hostilities that affect travel; and other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 and documents subsequently filed by us with the SEC, and in this report in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.
Overview
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 and our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in any forward-looking statements as a result of certain factors, including but not limited to, those factors set forth in the section entitled “Forward-Looking Statements” and elsewhere in this report and in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.
Within this management’s discussion and analysis of financial condition and results of operation for the three months ended March 31, 2015 and the three months ended March 31, 2014, references to the “Company,” “we,” “us,” or “our” refer to BREF HR, LLC.
As is customary for companies in the gaming industry, we present average daily rate for the Hard Rock Hotel & Casino Las Vegas including rooms provided on a complimentary basis. Operators of hotels in the lodging industry generally may not follow this practice, as they may present average daily rate net of rooms provided on a complimentary basis. We calculate average daily rate by dividing total daily lodging revenue by total daily rooms rented. We account for lodging revenue on a daily basis. Rooms provided on a complimentary basis include rooms provided free of charge or at a discount to the rate normally charged to customers as an incentive to use the casino. Complimentary rooms reduce average daily rate for a given period to the extent the provision of such rooms reduces the amount of revenue we would otherwise receive.
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

Results of Operations for the Three Months Ended March 31, 2015 Compared to the Results of Operations for the Three Months Ended March 31, 2014

			$ Change	% Change
($ in thousands)	Three months ended March 31, 2015	Three months ended March 31, 2014	2015 vs 2014
statements of operations Data:
Revenues
Casino	$12,803	$13,938	$(1,135)	(8.1)%
Lodging	17,379	17,218	161	0.9
Food and beverage	15,365	16,524	(1,159)	(7.0)
Entertainment, retail and other	7,341	5,904	1,437	24.3
Gross revenues	52,888	53,584	(696)	(1.3)
Less: Promotional allowances	(4,803)	(4,471)	(332)	(7.4)
Net revenues	48,085	49,113	(1,028)	(2.1)

Costs and Expenses
Casino	10,016	7,687	2,329	30.3
Lodging	5,197	5,620	(423)	(7.5)
Food and beverage	8,764	10,342	(1,578)	(15.3)
Entertainment, retail and other	4,143	4,051	92	2.3
Marketing	2,131	2,408	(277)	(11.5)
Fee and expense reimbursements - related party	614	1,189	(575)	(48.4)
General and administrative	8,286	8,741	(455)	(5.2)
Depreciation and amortization	7,520	7,463	57	0.8
Total costs and expenses	46,671	47,501	(830)	(1.7)
Income (loss) from operations	1,414	1,612	(198)	(12.3)
Interest income	3	3	—	—
Interest expense	(28,578)	(25,285)	(3,293)	(13.0)
Income from joint venture investment	51	7	44	628.6
Net loss	$(27,110)	$(23,663)	$(3,447)	(14.6)%
Casino Revenues. The $1.1 million decrease in casino revenues for the three months ended March 31, 2015 were primarily due to the following:
Table Games. Table games revenues for the three months ended March 31, 2015 decreased $1.4 million or 16.3% to $7.4 million when compared to the same period in 2014. Table game hold percentage decreased to 10.4% from 13.7% due to an enhanced focus in baccarat games.
Slot. A 0.2% increase in slot machine hold percentage more than offset a $1.2 million decrease in slot machine handle resulting in a $125,000 or 2.4% increase in revenue to $5.3 million for the three months ended March 31, 2015 when compared to the same period in 2014. Increased slot machine revenues were due to an increase in programmed casino events.
Lodging Revenues. For the three months ended March 31, 2015, lodging revenues increased $161,000 or 0.9% to $17.4 million when compared to the same period in 2014 primarily due to an increase in average daily rate ("ADR") of $7.06, partially offset by a decrease of 4% (or 5,481 rooms) in occupied rooms to 122,919.
Food and Beverage Revenues. Food and beverage revenues for the three months ended March 31, 2015 decreased $1.2 million when compared to the same period in 2014 primarily due to a decrease in banquet and nightlife revenues of $925,000 and $190,000, respectively.
Entertainment, Retail and Other Revenues. Entertainment, retail and other revenues for the three months ended March 31, 2015 increased $1.4 million or 24.3% to $7.3 million when compared to the same period in 2014 primarily due to more Joint concerts.

Additionally, revenue related to intellectual property increased $666,000 or 86% to $1.4 million primarily due to licensing revenues from Sioux City and Lake Tahoe of $398,000 and $177,000, respectively, not present during the three months ended March 31, 2014.
Casino Expenses. Casino expenses increased $2.3 million to $10.0 million for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to increases in returned markers and complementaries expense of $1.0 million and $240,000 respectively.
Lodging Expenses. Lodging expenses decreased $423,000 to $5.2 million for the three months ended March 31, 2015 when compared to the same period in 2014 mostly due to decreases in payroll, laundry and room amenities expenses.
Food and Beverage Expenses. Food and beverage expenses for the three months ended March 31, 2015 decreased $1.6 million mainly due to decreases in payroll, cost of sales and Live Entertainment Taxes.
Entertainment, Retail and Other Expenses. Entertainment, retail and other expenses increased $92,000 for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to more Joint concerts when compared to the same period in 2014 resulting in a $244,000 increase in concert expenses partially offset by decreases in complementaries and retail expenses of $86,000 and $69,000, respectively.
General and Administrative. Decreases in professional services, non-recurring property inspections and claims expenses were partially offset by an increase in non-recurring legal expenses, resulting in an overall reduction of $455,000 in general and administrative expenses, for the three months ended March 31, 2015 when compared to the same period in 2014.
Depreciation and Amortization. The increase of $57,000 in depreciation and amortization expenses for the three months ended March 31, 2015 was primarily due to increased purchases of furniture, fixtures and equipment.
Interest Expense. The $3.3 million increase in interest expense for the three months ended March 31, 2015 was the result of an increase in the amount of debt during the first three months of 2015.

CRITICAL ACCOUNTING POLICIES
A description of the Company’s critical accounting policies can be found in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES
See Note 1, Company Structure and Nature of Business and Note 10, Debt, to our unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q.
Liquidity Requirements
Short-Term Liquidity Requirements. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on May 15, 2015 and therefore, the Company could be in default and its debt could be accelerated upon notification by the lender. The Amended Facility, supplemental interest, and PIK interest are classified as current as of March 31, 2015. If prevailing interest rates or other factors at the time of any restructuring of our indebtedness or at the time we obtain borrowings from other sources result in higher interest rates, our interest expense could increase, which would harm our business and results of operations. See Note 1, Company Structure and Nature of Business and Note 10, Debt, to our unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q.
Except for the implications described above related to the Amended Facility, we expect our liquidity requirements to consist primarily of funds necessary to pay operating expenses associated with our subsidiaries’ hotel and casino operations, interest, payment of principal, fees and expenses under certain of our subsidiaries’ loan agreements (including required deposits into reserve accounts) and capital expenditures associated with the Hard Rock Hotel & Casino Las Vegas. Anticipated sources of our liquidity needs include our subsidiaries’ existing working capital, cash provided by our subsidiaries’ operations and our subsidiaries’ non-

restricted cash reserves. Excluding the potential implications of the item described above, we expect to be able to meet our short-term liquidity needs through existing working capital and cash provided by our operations. For the three months ended March 31, 2015, the Company incurred cash interest payments of $2.3 million.
Long-Term Liquidity Requirements. Our long-term liquidity requirements include funds necessary to pay debt under the Amended Facility and Second Mortgage. The Amended Facility requires that the Company repay in full all PIK interest outstanding on May 15, 2015, as discussed above, and February 29, 2016, in the event the Company has not made sufficient payments to the lender to provide a specified debt yield, according to the terms specified in the Amended Facility and as discussed below.
The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at LIBOR plus 2.5% with a 1.5% LIBOR floor (total of 4% at March 31, 2015). In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. As noted above, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on May 15, 2015, due under its Amended Facility and therefore, the Company would be in default and its debt could be accelerated upon notification by the lender. See Note 1, Company Structure and Nature of Business and Note 10, Debt, to our unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q.
Cash Flows for the Three Months Ended March 31, 2015
Operating Activities. Our operating cash flows primarily consist of our operating income (excluding non-cash charges), interest paid and changes in working capital accounts such as receivables, inventories, prepaid expenses and payables. Net cash provided by operating activities amounted to $5.1 million for the three months ended March 31, 2015, compared to $2.5 million net cash provided by operating activities for the three months ended March 31, 2014. The increase in net cash provided by operating activities primarily relates to the change in working capital for the three months ended March 31, 2015.
Investing Activities. Net cash used in investing activities amounted to $0.6 million for the three months ended March 31, 2015, compared to $1.0 million net cash used in investing activities for the three months ended March 31, 2014. The decrease primarily relates to increased restricted cash withdrawals during the three months ended March 31, 2015.
Financing Activities. Net cash used in financing activities amounted to $87,000 for the three months ended March 31, 2015, compared to $200,000 net cash used in financing activities for three months ended March 31, 2014.
Capital Expenditures, Interest Expense and Reserve Funds
The Company is obligated to maintain reserve funds for capital expenditures at the Hard Rock Hotel & Casino Las Vegas as determined pursuant to the Amended Facility. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. The Amended Facility requires subsidiaries of the Company to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock Hotel & Casino Las Vegas’ gross revenues and requires that the funds be set aside in restricted cash. As of March 31, 2015, the Company had restricted cash in a working capital reserve account of $15 million, and an additional $7.2 million was available in restricted cash reserves for future capital expenditures in the replacements and refurbishments reserve fund.
Pursuant to Nevada Gaming Control Board Regulation 6.150 and the Amended Facility, certain of our subsidiaries maintain up to $8 million in reserve for their gaming operations, which in accordance with the Amended Facility is not deposited into the cash management account described above.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under the Amended Facility has a variable interest rate. We use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2015, our total outstanding variable rate debt had a face value of approximately $929.9 million.
At March 31, 2015, the LIBOR rate was 0.173% on the total outstanding debt. Due to a LIBOR floor of 1.5% currently in place under the Amended Facility, the LIBOR rate would have to exceed the LIBOR floor for our interest expense to be affected and any decrease in interest rates would not decrease interest expense. Subject to the LIBOR floor, as of March 31, 2015, a hypothetical 1% increase in market rates above the LIBOR floor of 1.5% to 2.5% would increase interest expense for the next twelve months by $9.6 million and a hypothetical 2% increase in market rates above the LIBOR floor of 1.5% to 3.5% would increase interest expense for the next twelve months by $19.1 million. Due to the LIBOR floor, a decrease in market interest rates would not decrease our annual interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of our principal executive and financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting during the Quarter Ended March 31, 2015
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
For discussions of legal proceedings, refer to Note 11, Commitments and Contingencies to our unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
You should carefully consider the risks discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

BREF HR, LLC, by its manager, BREF HR Management, LLC
May 14, 2015	By:	/s/ Andrea Balkan
Andrea Balkan
Authorized Representative

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William Warner	Principal Executive Officer	May 14, 2015
William Warner

/s/ Chad Konrad	Principal Financial Officer	May 14, 2015
Chad Konrad