Form 10-Q
period 2015-06-30
BREF HR, LLC
filed 2015-09-16
CIK 1531537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No __
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer __	Accelerated filer __	Non-accelerated filer X	Smaller reporting company __
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BREF HR, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

($ in thousands)	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$23,905	$13,303
Accounts receivable, net	10,252	10,956
Inventories	3,500	3,578
Prepaid expenses and other current assets	3,275	3,070
Related party receivable	115	81
Restricted cash	4,671	4,868
Total current assets	45,718	35,856
Property and equipment, net	447,542	456,929
Intangible assets, net	64,460	66,449
Restricted cash	23,125	22,746
Investment in joint venture	1,089	1,223
Total assets	$581,934	$583,203

Liabilities and Members' Equity (Deficit)
Current liabilities
Accounts payable	$5,029	$5,220
Construction related payables	196	307
Related party payables	436	30
Accrued expenses	17,208	16,167
Interest payable	102,369	86,327
Current portion of long term debt	776,262	743,362
Total current liabilities	901,500	851,413
Long term accrued expenses	198	—
Long term interest payable	20,133	16,536
Long term debt - due to affiliate	19,864	18,638
Total long term liabilities	40,195	35,174
Total liabilities	941,695	886,587

Commitments and contingencies (Note 11)

Members' deficit
Paid-in capital	86,673	86,673
Accumulated deficit	(446,434)	(390,057)
Total members' deficit	(359,761)	(303,384)
Total liabilities and members deficit	$581,934	$583,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREF HR, LLC
Condensed Consolidated Statements of Operations
(Unaudited)

($ in thousands)	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Revenues
Casino	$11,559	$12,194	$24,362	$26,132
Lodging	17,728	17,741	35,107	34,959
Food and beverage	20,593	24,703	35,958	41,227
Entertainment, retail and other	10,205	7,619	17,545	13,523
Gross revenues	60,085	62,257	112,972	115,841
Less: Promotional allowances	(5,388)	(4,976)	(10,191)	(9,447)
Net revenues	54,697	57,281	102,781	106,394
Costs and Expenses
Casino	9,583	9,052	19,599	16,739
Lodging	5,269	5,536	10,466	11,156
Food and beverage	12,224	14,131	20,987	24,473
Entertainment, retail and other	6,356	4,888	10,499	8,939
Marketing	1,902	2,242	4,032	4,650
Fee and expense reimbursements - related party	869	1,417	1,483	2,606
General and administrative	11,199	8,608	19,486	17,349
Depreciation and amortization	7,590	7,456	15,110	14,919
Total costs and expenses	54,992	53,330	101,662	100,831
Income (loss) from operations	(295)	3,951	1,119	5,563
Interest income	2	3	5	6
Interest expense	(28,999)	(24,722)	(57,576)	(50,007)
Income from joint venture investment	24	12	75	19
Loss before income tax expense	(29,268)	(20,756)	(56,377)	(44,419)
Income tax expense	—	—	—	—
Net loss	$(29,268)	$(20,756)	$(56,377)	$(44,419)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREF HR, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
($ in thousands)
Cash flows from operating activities
Net loss	$(56,377)	$(44,419)
Adjustment to reconcile net loss to net cash
provided by operating activities:
Depreciation	13,121	12,880
Provision for (recovery of) doubtful accounts	1,725	215
Amortization of intangible assets	1,989	2,039
Amortization of debt discount	21,706	16,305
Accrued non-cash interest applied to principal	12,420	8,746
Loss (income) from joint venture investment	134	(19)
(Increase) decrease in assets:
Accounts receivable	(1,021)	(3,844)
Inventories	78	(909)
Prepaid expenses	(205)	(1,165)
Related party receivable	(34)	375
Increase (decrease) in liabilities:
Accounts payable	(191)	(1,944)
Related party payable	406	1,011
Other accrued liabilities	1,165	824
Accrued interest payable	19,639	18,126
Net cash provided by operating activities	14,555	8,221
Cash flows from investing activities
Purchases of property and equipment	(3,464)	(2,334)
Payments on construction related payables	(111)	(541)
Restricted cash contributions	(3,990)	(4,101)
Restricted cash withdrawals	3,808	3,894
Net cash used in investing activities	(3,757)	(3,082)
Cash flows from financing activities
Capital lease payments	(196)	(257)
Net cash used in financing activities	(196)	(257)
Net increase in cash and cash equivalents	10,602	4,882
Cash and cash equivalents, beginning of period	13,303	14,094
Cash and cash equivalents, end of period	$23,905	$18,976

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net
of amounts capitalized	$3,750	$6,750

Supplemental Disclosure Non-cash Investing and Financing Activities
Construction related payables	$196	$306

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
Going Concern
Over the past three years we have incurred substantial net losses. For the six months ended June 30, 2015 our net loss was $56.4 million, and as of June 30, 2015 our net members' deficit was $359.8 million. The Amended Facility allows the Company to accrue "paid in kind" interest ("PIK interest"), representing the difference between interest accruing under the Amended Facility and the amounts paid. The outstanding PIK interest as of June 30, 2015 was $72.7 million. The PIK interest outstanding as of March 1, 2014 in the amount of $44.3 million became due and payable on March 3, 2014, as the operating performance of the Company did not meet a specified debt yield threshold for the twelve month period ending March 1, 2014. However, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest. The lender entered into a series of amendments to the Forbearance Agreement which each time extended the effective date to which the lender agreed it would not exercise any rights or remedies with respect to the PIK interest. The most recent amendment to the Forbearance Agreement, the Eighteenth Amendment, is effective as of September 15, 2015, pursuant to which the lender agreed not to exercise any rights or remedies with respect to the PIK interest until October 20, 2015. Currently, the Company does  not have sufficient funds to satisfy a demand for the PIK interest payment on October 20, 2015. The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, selling off a portion of existing collateral or attempting to obtain borrowings from other sources. The Company's ability to continue as a going concern is dependent upon its ability to restructure its indebtedness, obtain alternative financing on acceptable terms, obtain approval from the lender to use available cash reserves to satisfy a portion of this potential obligation, or a combination thereof. However, there is no certainty on the outcome. We have placed mortgages on our hotel casino property to secure our indebtedness. In the event the PIK interest is not paid on October 20, 2015, among other lesser remedies, the lender may declare all unpaid principal and accrued interest under the Amended Facility due and payable immediately. If the PIK payment is not made on October 20, 2015, we risk losing some or all of our property to foreclosure. If this occurs, our business and results of operations would be materially adversely affected. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.
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
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.

3.    Accounts Receivable, Net
Components of accounts receivable, net consist of the following:

($ in thousands)	June 30, 2015	December 31, 2014
Casino	$5,986	$5,624
Lodging	3,278	3,496
Other	3,974	3,083
	13,238	12,203
Less: allowance for doubtful accounts and discount reserve	(2,986)	(1,247)
Total accounts receivable, net	$10,252	$10,956

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

($ in thousands)	June 30, 2015	December 31, 2014
Current
Tax reserves	$3,182	$3,095
Insurance reserves	609	893
Other reserves	363	363
Workers' compensation reserves	517	517
Total current restricted cash	4,671	4,868

Long-term
Working capital reserves	15,050	15,048
Replacement reserves	8,075	7,698
Total long-term restricted cash	23,125	22,746
Total restricted cash	$27,796	$27,614

5.    Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. Inventories consist of the following:

($ in thousands)	June 30, 2015	December 31, 2014
Restaurants and bars	$2,442	$2,495
Retail merchandise	934	963
Other inventory and operating supplies	124	120
Total inventories	$3,500	$3,578

6.     Property and Equipment, Net
Property and equipment, net consists of the following:

($ in thousands)	June 30, 2015	December 31, 2014
Land	$115,600	$115,600
Buildings and building improvements	343,774	343,375
Furniture, fixtures and equipment	84,937	83,094
Memorabilia	7,082	7,046
	551,393	549,115
Less: accumulated depreciation	(105,857)	(92,751)
Construction in progress	2,006	565
Total property and equipment, net	$447,542	$456,929
Depreciation relating to property and equipment was $6.6 million and $6.5 million for the three months ended June 30, 2015 and 2014, respectively. Depreciation relating to property and equipment was $13.1 million and $12.9 million for the six months ended June 30, 2015 and 2014, respectively.

7.     Intangible Assets, Net
Intangible assets, net consist of the following:

	December 31, 2014				June 30, 2015
($ in thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Accumulated Amortization	Net Carrying Amount	Remaining life (years)

Non-amortizing intangible assets
Hard Rock Licensing	$55,000	$(15,000)	$—	$40,000	$55,000	$(15,000)	$—	$40,000	Indefinite
Future Trademark Licensing	7,000	—	—	7,000	7,000	—	—	7,000	Indefinite
	62,000	(15,000)	—	47,000	62,000	(15,000)	—	47,000
Amortizing intangible assets
In-place Contracts	29,000	(6,175)	(10,492)	12,333	29,000	(6,175)	(11,492)	11,333	6
Monster TM Licensing	2,537	—	(2,537)	—	2,537	—	(2,537)	—	0
Customer Relationships	3,000	—	(3,000)	—	3,000	—	(3,000)	—	0
Sponsorship Agreements	1,300	—	(1,300)	—	1,300	—	(1,300)	—	0
Market Leases	1,736	—	(1,137)	599	1,736	—	(1,224)	512	0 - 6
Player Relationships	10,000	—	(4,752)	5,248	10,000	—	(5,178)	4,822	6
Other	2,200	(88)	(843)	1,269	2,200	(88)	(1,319)	793	0 - 6
	49,773	(6,263)	(24,061)	19,449	49,773	(6,263)	(26,050)	17,460
Total
intangibles, net	$111,773	$(21,263)	$(24,061)	$66,449	$111,773	$(21,263)	$(26,050)	$64,460
The Hard Rock Licensing and Future Trademark Licensing rights are not subject to amortization as they have an indefinite useful life. The In-place Contracts, Monster TM Licensing, Customer Relationships, Sponsorship Agreements, Market Leases and Other amortizing intangible assets are being ratably amortized on a straight-line basis over their respective estimated useful lives which ranges from one to nine years. Player relationships are amortized on an accelerated basis consistent with the expected timing of the Company’s realization of the economic benefits of such relationships. Due to an ongoing triggering event, during the second quarter of 2015, the Company performed an interim impairment analysis of the Hard Rock Licensing intangible asset. This analysis resulted in no impairment. The fair value of Hard Rock Licensing at June 30, 2015 was determined using the relief of royalty method (discounted forecasted net revenues). As of June 30, 2015, the total carrying value of Hard Rock Licensing intangible asset is $40 million and is at risk of future impairment if there are adverse changes in our significant assumptions which include discount rate, long-term growth rate, royalty rate, or net revenue projections. Based on management's estimates, the fair value of the Hard Rock Licensing Trademark exceeded the carrying value by $5.1 million.
For the three months ended June 30, 2015 and 2014, the Company recorded amortization expense of $1.0 million and $1.0 million, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded amortization expense of $2.0 million and $2.0 million, respectively.

8.     Accrued Expenses
Accrued expenses consist of the following:

($ in thousands)	June 30, 2015	December 31, 2014
Current
Deferred income	$297	$184
Capital lease obligations	53	177
Advance room, convention and customer deposits	4,263	5,947
Accrued salaries, payroll taxes and other employee benefits	1,866	1,873
Accrued miscellaneous taxes	1,749	1,431
Reserve for general liability and accrued legal claims	5,761	3,383
Other accrued liabilities	3,219	3,172
Total current accrued expenses	17,208	16,167
Long term
Capital lease obligations	198	—
Total long term accrued expenses	198	—
Total accrued expenses	$17,406	$16,167

9.    Agreements with Related Parties

Resort Management Agreement
On June 15, 2012, the Company and WG-Harmon, an affiliate of LVHR Casino, Inc., which is one of our indirect subsidiaries, entered into the Amended Resort Management Agreement, pursuant to which WG-Harmon manages the Hard Rock Hotel & Casino Las Vegas, including the gaming operations and the liquor operations.
During the three months ended June 30, 2015 and three months ended June 30, 2014, the Company incurred $0.9 million and $1.4 million, respectively, in management and incentive fees under the Amended Resort Management Agreement. During the six months ended June 30, 2015 and six months ended June 30, 2014, the Company incurred $1.5 million and $2.6 million, respectively, in management and incentive fees under the Amended Resort Management Agreement. As of June 30, 2015 and December 31, 2014, the Company had $409,000 and $0, respectively, payable to WG-Harmon which are included in related party payables on the accompanying consolidated balance sheets.
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
Second Mortgage Loan Agreement
On March 1, 2011, as part of the Assignment, the Company entered into a second mortgage loan agreement with Brookfield Financial (the “Second Mortgage”) in the amount of $30.0 million pursuant to which certain land, building and improvements, equipment, fixtures and personal properties were pledged as security and collateral. During the three months ended June 30, 2015 and three months ended June 30, 2014, the Company had accrued interest of $1.9 million and $1.4 million, respectively, under the Second Mortgage which is included in long term accrued expenses on the accompanying unaudited condensed consolidated balance sheets. During the six months ended June 30, 2015 and six months ended June 30, 2014, the Company had accrued interest of $3.6 million and $2.8 million, respectively, under the Second Mortgage which is included in long term accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

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
For the three months ended June 30, 2015 and three months ended June 30, 2014, the Company recorded income of $24,000 and $12,000, respectively, related to its equity in CDO. For the six months ended June 30, 2015 and six months ended June 30, 2014, the Company recorded income of $75,000 and $19,000, respectively, related to its equity in CDO. The Company’s share of CDO’s income is included in income from joint venture investment in the accompanying unaudited condensed consolidated statements of operations.
At June 30, 2015 and December 31, 2014, the Company’s net investment in CDO was $1.1 million and $1.2 million, respectively, which is included in other assets in the accompanying unaudited condensed consolidated balance sheets.
CDO leases space from the Company under a ten-year operating lease expiring in August 2022. The lease has one five-year renewal option. Rent is paid monthly at 6% of sales, as defined in the agreement. CDO also pays a management fee of 6% of gross sales to Fox pursuant to a management agreement. Both the lease and the management agreement expire in August 2022.

10.     Debt
The following table presents debt outstanding as of June 30, 2015 and December 31, 2014:

($ in thousands)		Face value	Book value	Face value	Book value
Project name/lender	Maturity	June 30, 2015	June 30, 2015	December 31, 2014	December 31, 2014
Amended facility -Note A/Vegas HR Private Limited	March 1, 2018 (1)	$608,077	$556,103	$595,658	$536,993

Amended facility -Note B/Vegas HR Private Limited	March 1, 2018 (1)	327,290	220,159	327,290	206,369

Second Mortgage - Brookfield Financial	March 1, 2018	30,000	19,864	30,000	18,638
Total debt		965,367	796,126	952,948	762,000
Current portion of long-term debt		(935,367)	(776,262)	(922,948)	(743,362)
Total long term debt		$30,000	$19,864	$30,000	$18,638
(1) As discussed in Note 1, Company Structure and Nature of Business, the PIK interest will become due and payable on October 20, 2015. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on October 20, 2015, and therefore, the Company could be in default upon notification by the lender. Accordingly, the Amended Facility, supplemental interest, and PIK interest is classified as current as of June 30, 2015.
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
The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at The London InterBank Offered Rate ("LIBOR") plus 2.5% with a 1.5% LIBOR floor (total of 4.0% at June 30, 2015). In addition, supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4.0% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less than the current interest due, the PIK Interest will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.
The outstanding PIK interest related to the Amended Facility as of June 30, 2015 and December 31, 2014 was $72.7 million and $60.3 million, respectively. During the three months ended June 30, 2015 and 2014, the Company recorded PIK interest in the amount of $5.4 million and $2.7 million, respectively. During the six months ended June 30, 2015 and 2014, the Company recorded PIK interest in the amount of $12.4 million and $8.7 million, respectively. See discussion in Note 1, Company Structure and Nature of Business regarding the acceleration of PIK interest on March 1, 2014, the forbearance of such obligation until October 20, 2015, and the Company's ability to meet such obligation.
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
The Amended Facility and Second Mortgage include customary affirmative and negative covenants for similar financings, including, among others, restrictive covenants regarding incurrence of liens, sales of assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any of the Company’s real property and removal of any material article of furniture, fixture or equipment from the Company’s real property. As of June 30, 2015, the Company was in compliance with all covenants.
The fair value of our total debt as of June 30, 2015 and December 31, 2014 was $590.0 million and $610.0 million, respectively, which was determined utilizing a discounted cash flow model. The Company has determined that the fair value of its long-term debt is determined using Level 3 inputs. The discount rate was determined utilizing historical market-based equity returns which are adjusted, as necessary, for entity specific factors.

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

We are also subject to a variety of other claims and lawsuits that arise in the ordinary course of our business. We do not believe the outcome of these and the other matters disclosed above will have a material effect on our business, results of operations or financial condition. As of June 30, 2015, the Company accrued approximately $5.6 million for all loss contingency matters and our best estimate of reasonably possible losses in excess of the amount accrued is not material to the unaudited condensed consolidated financial statements.

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
Within this management’s discussion and analysis of financial condition and results of operation for the six months ended June 30, 2015 and the six months ended June 30, 2014, references to the “Company,” “we,” “us,” or “our” refer to BREF HR, LLC.
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

Results of Operations for the Three Months Ended June 30, 2015 Compared to the Results of Operations for the Three Months Ended June 30, 2014

			$ Change	% Change
($ in thousands)	Three months ended June 30, 2015	Three months ended June 30, 2014	2015 vs 2014
statements of operations Data:
Revenues
Casino	$11,559	$12,194	$(635)	(5.2)%
Lodging	17,728	17,741	(13)	(0.1)
Food and beverage	20,593	24,703	(4,110)	(16.6)
Entertainment, retail and other	10,205	7,619	2,586	33.9
Gross revenues	60,085	62,257	(2,172)	(3.5)
Less: Promotional allowances	(5,388)	(4,976)	(412)	(8.3)
Net revenues	54,697	57,281	(2,584)	(4.5)

Costs and Expenses
Casino	9,583	9,052	531	5.9
Lodging	5,269	5,536	(267)	(4.8)
Food and beverage	12,224	14,131	(1,907)	(13.5)
Entertainment, retail and other	6,356	4,888	1,468	30.0
Marketing	1,902	2,242	(340)	(15.2)
Fee and expense reimbursements - related party	869	1,417	(548)	(38.7)
General and administrative	11,199	8,608	2,591	30.1
Depreciation and amortization	7,590	7,456	134	1.8
Total costs and expenses	54,992	53,330	1,662	3.1
Income (loss) from operations	(295)	3,951	(4,246)	(107.5)
Interest income	2	3	(1)	(33.3)
Interest expense	(28,999)	(24,722)	(4,277)	(17.3)
Income from joint venture investment	24	12	12	100.0
Net loss	$(29,268)	$(20,756)	$(8,512)	(41.0)%
Casino Revenues. The $635,000 decrease in casino revenues for the three months ended June 30, 2015 were primarily due to the following:
Table Games. Table games revenues for the three months ended June 30, 2015 decreased $1.3 million or 19.8% to $5.3 million when compared to the same period in 2014. Table game hold percentage decreased to 9.0% from 11.3% due to unanticipated losses to specific segments of gaming clientèle.
Slot. A 0.7% increase in slot machine hold percentage along with a $2.0 million increase in slot machine handle resulted in a $715,000 or 13.2% increase in revenue to $6.1 million for the three months ended June 30, 2015 when compared to the same period in 2014. Increased slot machine revenues were due to an increase in programmed casino events and purchase of more appealing slot machines.
Lodging Revenues. For the three months ended June 30, 2015, lodging revenues remained relatively flat at $17.7 million when compared to the same period in 2014 despite a decrease of 0.9% (or 1,123 rooms) in occupied rooms to 130,161 which was offset by a slight increase in average daily rate, ("ADR") of $0.09.
Food and Beverage Revenues. Food and beverage revenues for the three months ended June 30, 2015 decreased $4.1 million when compared to the same period in 2014 primarily due to decreases in pool, banquet and nightlife revenues of $1.8 million, $1.5 million and $806,000, respectively. The decrease in revenue was due to a change in programming at the pool and a reduction in days of operation leading up to the closure of Body English nightclub.

Entertainment, Retail and Other Revenues. Entertainment, retail and other revenues for the three months ended June 30, 2015 increased $2.6 million or 33.9% to $10.2 million when compared to the same period in 2014. The increase was primarily due to an additional concert residency at the Joint in the current period. Additionally, revenue related to intellectual property increased $763,000 or 84.8% to $1.7 million primarily due to licensing revenues generated pursuant to licensing agreements with respect to properties in Sioux City and Lake Tahoe.
Casino Expenses. Casino expenses increased $531,000 to $9.6 million for the three months ended June 30, 2015 when compared to the same period in 2014 primarily due to increases in returned markers of $552,000 caused by an increase in gaming patrons using lines of credit.
Lodging Expenses. Lodging expenses decreased $267,000 to $5.3 million for the three months ended June 30, 2015 when compared to the same period in 2014 mostly due to a decrease in related payroll expense.
Food and Beverage Expenses. Food and beverage expenses decreased $1.9 million to $12.2 million for the three months ended June 30, 2015 when compared to the same period in 2014 mainly due to decreases in entertainment expense, payroll and cost of sales of $697,000, $463,000 and $412,000, respectively, related to a change in programming at the pool.
Entertainment, Retail and Other Expenses. Entertainment, retail and other expenses increased $1.5 million for the three months ended June 30, 2015 when compared to the same period in 2014. The increase was primarily due to an additional concert residency at the Joint in 2015 resulting in a $2.0 million increase in concert expenses.
General and Administrative. General and administrative expenses increased $2.6 million to $11.2 million for the three months ended June 30, 2015 when compared to the same period in 2014 mainly due to an increase in non-recurring expenses.
Depreciation and Amortization. Depreciation and amortization expenses for the three months ended June 30, 2015 remained relatively flat at $7.6 million when compared to the same period in 2014.
Interest Expense. The $4.3 million increase in interest expense for the three months ended June 30, 2015 when compared to the same period in 2014 was the result of an increase in the amount of debt during the first six months of 2015.

Results of Operations for the Six Months Ended June 30, 2015 Compared to the Results of Operations for the Six Months Ended June 30, 2014

			$ Change	% Change
($ in thousands)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	2015 vs 2014
Statements of Operations Data:
Revenues
Casino	$24,362	$26,132	$(1,770)	(6.8)%
Lodging	35,107	34,959	148	0.4
Food and beverage	35,958	41,227	(5,269)	(12.8)
Entertainment, retail and other	17,545	13,523	4,022	29.7
Gross revenues	112,972	115,841	(2,869)	(2.5)
Less: Promotional allowances	(10,191)	(9,447)	(744)	(7.9)
Net revenues	102,781	106,394	(3,613)	(3.4)

Costs and Expenses
Casino	19,599	16,739	2,860	17.1
Lodging	10,466	11,156	(690)	(6.2)
Food and beverage	20,987	24,473	(3,486)	(14.2)
Entertainment, retail and other	10,499	8,939	1,560	17.5
Marketing	4,032	4,650	(618)	(13.3)
Management fee and expense reimbursements - related party	1,483	2,606	(1,123)	(43.1)
General and administrative	19,486	17,349	2,137	12.3
Depreciation and amortization	15,110	14,919	191	1.3
Total costs and expenses	101,662	100,831	831	0.8
Income (loss) from operations	1,119	5,563	(4,444)	(79.9)
Interest income	5	6	(1)	(16.7)
Interest expense	(57,576)	(50,007)	(7,569)	(15.1)
Income (loss) on joint venture investment	75	19	56	294.7
Net loss	$(56,377)	$(44,419)	$(11,958)	(26.9)%

Casino Revenues. The $1.8 million decrease in casino revenues for the six months ended June 30, 2015 are primarily due as follows:
Table Games. Table games revenues for the six months ended June 30, 2015 decreased $2.6 million or 17.3% to $12.3 million when compared to the same period in 2014 despite an increase of $8.2 million in table game drop. Table game hold percentage decreased to 9.7% from 12.5% due to a unanticipated losses to specific segments of gaming clientèle.
Slot. Slot machine revenues for the six months ended June 30, 2015 increased $859,000 or 8.2% to $11.0 million when compared to the same period in 2014. Slot machine hold percentage increased to 6.4% from 6.0%. Increased slot machine revenues were due to an increase in programmed casino events and purchase of more appealing slot machines.
Lodging Revenues. The $148,000 increase in lodging revenues for the six months ended June 30, 2015 was primarily due to a $3.49 increase in ADR. The increase in ADR was partially offset by a decrease in occupied rooms of 6,604 to 253,080 for the six months ended June 30, 2015 when compared to the same period in 2014. The decrease in occupied rooms resulted from a decline in booking in the group and wholesale room segments.
Food and Beverage Revenues. Total food and beverage revenues decreased by $5.3 million when compared to the same period in 2014 to $36.0 million primarily due to a decrease in banquet revenues of $2.4 million due to the loss of several group events. Additionally, pool and nightlife revenues decreased by $1.3 million and $1.0 million, respectively, due to a change in programming at the pool and a reduction in days of operation leading up to the closure of Body English nightclub.

Entertainment, Retail and Other Revenues. For the six months ended June 30, 2015 entertainment, retail and other revenues increased $4.0 million to $17.5 million. Entertainment revenues increased $2.8 million or 59.6% to $7.5 million primarily due to 17 more events when compared to the same period in 2014. Additionally, revenue related to intellectual property increased $1.4 million or 85.4% to $3.1 million primarily due to licensing revenues generated pursuant to licensing agreements with respect to properties in Sioux City and Lake Tahoe.
Casino Expenses. Total casino expenses increased $2.9 million to $19.6 million for the six months ended June 30, 2015 when compared to the same period in 2014 primarily due to increases in returned markers of $1.5 million caused by an increase in gaming patrons using lines of credit. Additionally, department complementaries increased $1.1 million compared to the same period in 2014.
Lodging Expenses. Total lodging expenses for the six months ended June 30, 2015 decreased $690,000 when compared to the same period in 2014, primarily driven by decreases in payroll, room amenities and laundry expenses of $359,000, $105,000 and $97,000, respectively.
Food and Beverage Expenses. Total food and beverage expenses decreased $3.5 million to $21.0 million for the six months ended June 30, 2015 when compared to the same period in 2014 mainly due to decreases in department complementaries expense, entertainment expense, payroll and cost of sales of $908,000, $733,000, $606,000 and $484,000, respectively, related to a change in programming at the pool.
Entertainment, Retail and Other Expenses. The increase in entertainment, retail and other expenses of $1.6 million to $10.5 million for the six months ended June 30, 2015 was primarily due to an increase in artist fees and related production costs from 17 more Joint concerts when compared to the same period in 2014.
Management Fee and Expense Reimbursements - Related Party. The $1.1 million decrease to $1.5 million in management fee and expense reimbursements — related party for the six months ended June 30, 2015 was primarily the result of incentive fees incurred under the WG-Harmon Agreement.
General and Administrative. General and administrative expenses increased $2.1 million to $19.5 million for the six months ended June 30, 2015 when compared to the same period in 2014 mainly due to an increase in in non recurring expenses.
Depreciation and Amortization. Depreciation and amortization expenses for the six months ended June 30, 2015 remained relatively flat at $15.1 million when compared to the same period in 2014.
Interest Expense. The $7.6 million increase in interest expense to $57.6 million for the six months ended June 30, 2015 when compared to the same period in 2014 was the result of an increase in the amount of debt and interest being paid in kind during 2014.

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
Liquidity Requirements
Short-Term Liquidity Requirements. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on October 20, 2015 and therefore, the Company could be in default and its debt could be accelerated upon notification by the lender. The Amended Facility, supplemental interest, and PIK interest are classified as current as of June 30, 2015. If prevailing interest rates or other factors at the time of any restructuring of our indebtedness or at the time we obtain borrowings from other sources result in higher interest rates, our interest expense could increase, which would harm our business and results of operations. See Note 1, Company Structure and Nature of Business and Note 10, Debt, to our unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q.
Except for the implications described above related to the Amended Facility, we expect our liquidity requirements to consist primarily of funds necessary to pay operating expenses associated with our subsidiaries’ hotel and casino operations, interest, payment of principal, fees and expenses under certain of our subsidiaries’ loan agreements (including required deposits into reserve accounts) and capital expenditures associated with the Hard Rock Hotel & Casino Las Vegas. Anticipated sources of our liquidity needs include our subsidiaries’ existing working capital, cash provided by our subsidiaries’ operations and our subsidiaries’ non-restricted cash reserves. Excluding the potential implications of the item described above, we expect to be able to meet our short-term liquidity needs through existing working capital and cash provided by our operations. For the six months ended June 30, 2015, the Company incurred cash interest payments of $3.8 million.
Long-Term Liquidity Requirements. Our long-term liquidity requirements include funds necessary to pay debt under the Amended Facility and Second Mortgage. The Amended Facility requires that the Company repay in full all PIK interest outstanding on October 20, 2015, as discussed above, and February 29, 2016, in the event the Company has not made sufficient payments to the lender to provide a specified debt yield, according to the terms specified in the Amended Facility and as discussed below.
The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at LIBOR plus 2.5% with a 1.5% LIBOR floor (total of 4% at June 30, 2015). In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR + 4% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. As noted above, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on October 20, 2015, due under its Amended Facility and therefore, the Company would be in default and its debt could be accelerated upon notification by the lender. See Note 1, Company Structure and Nature of Business and Note 10, Debt, to our unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q.
Cash Flows for the Six Months Ended June 30, 2015
Operating Activities. Our operating cash flows primarily consist of our operating income (excluding non-cash charges), interest paid and changes in working capital accounts such as receivables, inventories, prepaid expenses and payables. Net cash provided by operating activities amounted to $14.6 million for the six months ended June 30, 2015, compared to $8.2 million net cash provided by operating activities for the six months ended June 30, 2014. The increase was primarily due to decreases in accounts receivable and prepaid expenses and increases in discount amortization, accounts payable and accrued interest payable.
Investing Activities. Net cash used in investing activities amounted to $3.8 million for the six months ended June 30, 2015, compared to $3.1 million net cash used in investing activities for the six months ended June 30, 2014. The increase primarily relates to an increase in purchases of property and equipment during the six months ended June 30, 2015.
Financing Activities. Net cash used in financing activities amounted to $196,000 for the six months ended June 30, 2015, compared to $257,000 net cash used in financing activities for six months ended June 30, 2014.

Capital Expenditures, Interest Expense and Reserve Funds
The Company is obligated to maintain reserve funds for capital expenditures at the Hard Rock Hotel & Casino Las Vegas as determined pursuant to the Amended Facility. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. The Amended Facility requires subsidiaries of the Company to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock Hotel & Casino Las Vegas’ gross revenues and requires that the funds be set aside in restricted cash. As of June 30, 2015, the Company had restricted cash in a working capital reserve account of $15.1 million, and an additional $8.1 million was available in restricted cash reserves for future capital expenditures in the replacements and refurbishments reserve fund.
Pursuant to Nevada Gaming Control Board Regulation 6.150 and the Amended Facility, certain of our subsidiaries maintain up to $8.0 million in reserve for their gaming operations, which in accordance with the Amended Facility, is not deposited in the cash management account described above.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under the Amended Facility has a variable interest rate. We use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2015, our total outstanding variable rate debt had a face value of approximately $935.4 million.
At June 30, 2015, the LIBOR rate was 0.157% on the total outstanding debt. Due to a LIBOR floor of 1.5% currently in place under the Amended Facility, the LIBOR rate would have to exceed the LIBOR floor for our interest expense to be affected and any decrease in interest rates would not decrease interest expense. Subject to the LIBOR floor, as of June 30, 2015, a hypothetical 1% increase in market rates above the LIBOR floor of 1.5% to 2.5% would increase interest expense for the next twelve months by $9.6 million and a hypothetical 2% increase in market rates above the LIBOR floor of 1.5% to 3.5% would increase interest expense for the next twelve months by $19.1 million. Due to the LIBOR floor, a decrease in market interest rates would not decrease our annual interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of our principal executive and financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2015. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting during the Quarter Ended June 30, 2015
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BREF HR, LLC, by its manager, BREF HR Management, LLC
September 16, 2015	By:	/s/ Andrea Balkan
Andrea Balkan
Authorized Representative

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William Warner	Principal Executive Officer	September 16, 2015
William Warner

/s/ Chad Konrad	Principal Financial Officer	September 16, 2015
Chad Konrad