Form 10-Q
period 2015-09-30
BREF HR, LLC
filed 2015-11-12
CIK 1531537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BREF HR, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

($ in thousands)	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$24,814	$13,303
Accounts receivable (net)	12,328	10,956
Inventories	3,061	3,578
Prepaid expenses and other current assets	2,934	3,070
Related party receivable	115	81
Restricted cash	4,556	4,868
Total current assets	47,808	35,856
Property and equipment (net)	445,610	456,929
Intangible assets (net)	63,685	66,449
Restricted cash	23,440	22,746
Investment in joint venture	1,040	1,223
Total assets	$581,583	$583,203

Liabilities and Members' Equity (Deficit)
Current liabilities
Accounts payable	$6,331	$5,220
Construction related payables	196	307
Related party payables	82	30
Accrued expenses	19,756	16,167
Interest payable	109,174	86,327
Current portion of long term debt	794,853	743,362
Total current liabilities	930,392	851,413
Long term accrued expenses	185	—
Long term interest payable	22,146	16,536
Long term debt - due to affiliate	20,550	18,638
Total long term liabilities	42,881	35,174
Total liabilities	973,273	886,587

Commitments and contingencies (Note 11)

Members' deficit
Paid-in capital	86,673	86,673
Accumulated deficit	(478,363)	(390,057)
Total members' deficit	(391,690)	(303,384)
Total liabilities and members' deficit	$581,583	$583,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREF HR, LLC
Condensed Consolidated Statements of Operations
(Unaudited)

($ in thousands)	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Revenues
Casino	$9,434	$11,500	$33,797	$37,632
Lodging	16,100	15,862	51,207	50,821
Food and beverage	17,551	19,564	53,509	60,791
Entertainment, retail and other	7,375	7,917	24,920	21,440
Gross revenues	50,460	54,843	163,433	170,684
Less: Promotional allowances	(4,478)	(4,665)	(14,669)	(14,112)
Net revenues	45,982	50,178	148,764	156,572
Costs and Expenses
Casino	8,150	8,861	27,749	25,600
Lodging	5,229	5,256	15,695	16,412
Food and beverage	10,964	12,082	31,952	36,555
Entertainment, retail and other	4,716	5,183	15,215	14,122
Marketing	1,852	2,050	5,884	6,700
Fee and expense reimbursements - related party	43	587	1,526	3,193
General and administrative	8,597	8,675	28,084	26,024
Depreciation and amortization	7,547	7,516	22,657	22,435
Loss on disposal of assets	114	—	114	—
Total costs and expenses	47,212	50,210	148,876	151,041
Income (loss) from operations	(1,230)	(32)	(112)	5,531
Interest income	1	3	7	9
Interest expense	(30,652)	(28,300)	(88,228)	(78,307)
Income (loss) from joint venture investment	(48)	(32)	27	(13)
Loss before income taxes	(31,929)	(28,361)	(88,306)	(72,780)
Income taxes	—	—	—	—
Net loss	$(31,929)	$(28,361)	$(88,306)	$(72,780)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREF HR, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
($ in thousands)
Cash flows from operating activities
Net loss	$(88,306)	$(72,780)
Adjustment to reconcile net loss to net cash
provided by operating activities:
Depreciation	19,893	19,407
Provision for doubtful accounts	1,658	563
Amortization of intangible assets	2,764	3,028
Amortization of debt discount	33,889	26,759
Accrued non-cash interest applied to principal	19,514	11,572
Loss (income) from joint venture investment	(27)	13
Loss on disposal of assets	114	—
(Increase) decrease in assets:
Accounts receivable	(3,030)	(2,755)
Inventories	517	(301)
Prepaid expenses	136	(1,140)
Related party receivable	(34)	321
Increase (decrease) in liabilities:
Accounts payable	1,111	(2,733)
Related party payable	52	96
Other accrued liabilities	3,712	(1,628)
Accrued interest payable	28,457	26,586
Net cash provided by operating activities	20,420	7,008
Cash flows from investing activities
Purchases of property and equipment	(8,440)	(2,871)
Payments on construction related payables	(111)	(541)
Restricted cash contributions	(7,048)	(8,253)
Restricted cash withdrawals	6,666	7,725
Return of investment	210	160
Proceeds from sale of operating assets	22	—
Net cash used in investing activities	(8,701)	(3,780)
Cash flows from financing activities
Capital lease payments	(208)	(339)
Net cash used in financing activities	(208)	(339)
Net increase in cash and cash equivalents	11,511	2,889
Cash and cash equivalents, beginning of period	13,303	14,094
Cash and cash equivalents, end of period	$24,814	$16,983

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of amounts capitalized	$6,250	$13,250

Supplemental disclosure of non-cash investing and financing activities
Construction related payables	$196	$306

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
Unless otherwise specified, references to the “Company”, “we”, “us” or “our” refer to BREF HR, LLC and its consolidated subsidiaries, or any one or more of them, as the context may require.
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
Going Concern
Over the past three years we have incurred substantial net losses. For the nine months ended September 30, 2015 our net loss was $88.3 million, and as of September 30, 2015 our net members' deficit was $391.7 million. The Amended Facility allows the Company to accrue "paid-in-kind" interest ("PIK interest"), representing the difference between interest accruing under the Amended Facility and the amounts paid. The outstanding PIK interest as of September 30, 2015 was $79.8 million. The PIK interest outstanding as of March 1, 2014 in the amount of $44.3 million became due and payable on March 3, 2014, as the operating performance of the Company did not meet a specified debt yield threshold for the twelve month period ending March 1, 2014. However, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest. The lender entered into a series of amendments to the Forbearance Agreement which each time extended the effective date to which the lender agreed it would not exercise any rights or remedies with respect to the PIK interest. The most recent amendment to the Forbearance Agreement, the Nineteenth Amendment, is effective as of October 20, 2015, pursuant to which the lender agreed not to exercise any rights or remedies with respect to the PIK interest until November 24, 2015. Currently, the Company does  not have sufficient funds to satisfy a demand for the PIK interest payment on November 24, 2015. The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, selling off a portion of existing collateral or attempting to obtain borrowings from other sources. The Company's ability to continue as a going concern is dependent upon its ability to restructure its indebtedness, obtain alternative financing on acceptable terms, obtain approval from the lender to use available cash reserves to satisfy a portion of this potential obligation, or a combination thereof. However, there is no certainty on the outcome. We have placed mortgages on our hotel casino property to secure our indebtedness.  In the event the PIK interest is not paid on

November 24, 2015, among other lesser remedies, the lender may declare all unpaid principal and accrued interest under the Amended Facility due and payable immediately.  If the PIK payment is not made on November 24, 2015, we risk losing some or all of our property to foreclosure.  If this occurs, our business and results of operations would be materially adversely affected. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.
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
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and those differences could be material.
Certain amounts reported in the prior period on the unaudited condensed consolidated statements of operations have been combined to conform to the current presentation. Retail revenue and other revenue have been combined into entertainment, retail and other revenue and retail expenses and other expenses have been combined into entertainment, retail and other expenses.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.
3. Accounts Receivable
Components of accounts receivable (net) consist of the following:

($ in thousands)	September 30, 2015	December 31, 2014
Casino	$6,394	$5,624
Lodging	3,130	3,496
Other	5,731	3,083
	15,255	12,203
Less: allowance for doubtful accounts and discount reserve	(2,927)	(1,247)
Total accounts receivable (net)	$12,328	$10,956

4. Restricted Cash
Certain of our subsidiaries are obligated to maintain cash reserve funds for a variety of purposes as determined pursuant to the Amended Facility, discussed at Note 10, Debt, including a requirement for the subsidiaries to deposit funds into a replacements-and-refurbishments reserve fund at amounts equal to three percent of the Hard Rock Hotel & Casino Las Vegas’ gross revenues. Spending of restricted cash funds requires approval from Brookfield Financial. Restricted cash consists of the following:

($ in thousands)	September 30, 2015	December 31, 2014
Current
Tax reserves	$2,790	$3,095
Insurance reserves	887	893
Other reserves	363	363
Workers' compensation reserves	516	517
Total current restricted cash	4,556	4,868

Non-current
Working capital reserves	15,024	15,048
Replacement reserves	8,416	7,698
Total non-current restricted cash	23,440	22,746
Total restricted cash	$27,996	$27,614
5. Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of the following:

($ in thousands)	September 30, 2015	December 31, 2014
Restaurants and bars	$2,057	$2,495
Retail merchandise	849	963
Other inventory and operating supplies	155	120
Total inventories	$3,061	$3,578
6. Property and Equipment
Property and equipment (net) consists of the following:

($ in thousands)	September 30, 2015	December 31, 2014
Land	$115,600	$115,600
Buildings and building improvements	343,732	343,375
Furniture, fixtures and equipment	86,278	83,094
Memorabilia	7,097	7,046
	552,707	549,115
Less: accumulated depreciation	(112,228)	(92,751)
Construction in progress	5,131	565
Total property and equipment (net)	$445,610	$456,929
Depreciation relating to property and equipment was $6.8 million and $6.5 million for the three months ended September 30, 2015 and 2014, respectively. Depreciation relating to property and equipment was $19.9 million and $19.4 million for the nine months ended September 30, 2015 and 2014, respectively.
On September 15, 2015, the Company entered into an agreement to exchange a parcel of excess undeveloped land with a carrying value of $4.5 million (the land relinquished), for undeveloped land adjacent to the Hard Rock Casino property (the land received) (the “Exchange”).  The Exchange closed on November 5, 2015.  The fair value of the Company’s land relinquished in the Exchange was in excess of the carrying value as of September 30, 2015, and as the Company is not anticipating any identifiable change in the future cash flows resulting from the Exchange and currently does not have any plan for the use of the land received, the Company will record the land received at the carrying value of the land relinquished, with no gain or loss being recognized.  All transaction costs related to the Exchange are being paid by the other party.
7. Intangible Assets
Intangible assets (net) consist of the following:

		September 30, 2015				December 31, 2014
($ in thousands)	Remaining life (years)	Gross Carrying Amount	Accumulated Impairment Losses	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Accumulated Amortization	Net Carrying Amount

Non-amortizing intangible assets
Hard Rock Licensing	Indefinite	$55,000	$(15,000)	$—	$40,000	$55,000	$(15,000)	$—	$40,000
Future Trademark Licensing	Indefinite	7,000	—	—	7,000	7,000	—	—	7,000
		62,000	(15,000)	—	47,000	62,000	(15,000)	—	47,000
Amortizing intangible assets
In-place Contracts	6	29,000	(6,175)	(11,992)	10,833	29,000	(6,175)	(10,492)	12,333
Market Leases	0 - 6	1,736	—	(1,251)	485	1,736	—	(1,137)	599
Player Relationships	6	10,000	—	(5,391)	4,609	10,000	—	(4,752)	5,248
Other	0 - 6	2,200	(88)	(1,354)	758	2,200	(88)	(843)	1,269
		42,936	(6,263)	(19,988)	16,685	42,936	(6,263)	(17,224)	19,449

Total intangibles (net)		$104,936	$(21,263)	$(19,988)	$63,685	$104,936	$(21,263)	$(17,224)	$66,449
The Hard Rock Licensing and Future Trademark Licensing rights are not subject to amortization as they have an indefinite useful life. The In-place Contracts, Market Leases and Other amortizing intangible assets are being ratably amortized on a straight-line basis over their respective estimated useful lives which ranges from zero to six years. Player Relationships are amortized on an accelerated basis consistent with the expected timing of the Company’s realization of the economic benefits of such relationships. Due to an ongoing triggering event, during the third quarter of 2015, the Company performed an interim impairment analysis of the Hard Rock Licensing intangible asset. This analysis resulted in no impairment. The fair value of Hard Rock Licensing at September 30, 2015 was determined using the relief of royalty method (discounted forecasted net revenues). As of September 30, 2015, the total carrying value of Hard Rock Licensing intangible asset is $40 million and is at risk of future impairment if there are adverse changes in our significant assumptions which include discount rate, long-term growth rate, royalty rate, or net revenue projections. Based on management's estimates, the fair value of the Hard Rock Licensing Trademark exceeded the carrying value by $6.5 million.
For the three months ended September 30, 2015 and 2014, the Company recorded amortization expense of $0.8 million and $1.0 million, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded amortization expense of $2.8 million and $3.0 million, respectively.

8. Accrued Expenses
Accrued expenses consist of the following:

($ in thousands)	September 30, 2015	December 31, 2014
Current
Deferred income	$296	$184
Capital lease obligations	54	177
Advance room, convention and customer deposits	6,405	5,947
Accrued salaries, payroll taxes and other employee benefits	2,376	1,873
Accrued miscellaneous taxes	1,979	1,431
Reserve for general liability and accrued legal claims	5,786	3,383
Other accrued liabilities	2,860	3,172
Total current accrued expenses	19,756	16,167
Long term
Capital lease obligations	185	—
Total long term accrued expenses	185	—
Total accrued expenses	$19,941	$16,167
9. Agreements with Related Parties
Resort Management Agreement
On June 15, 2012, the Company and WG-Harmon entered into the Amended Resort Management Agreement pursuant to which WG-Harmon manages the Hard Rock Hotel & Casino Las Vegas including the gaming operations and the liquor operations.
During the three months ended September 30, 2015 and three months ended September 30, 2014, the Company incurred $0.0 million and $0.6 million, respectively, in management and incentive fees under the Amended Resort Management Agreement. During the nine months ended September 30, 2015 and nine months ended September 30, 2014, the Company incurred $1.5 million and $3.2 million, respectively, in management and incentive fees under the Amended Resort Management Agreement. As of September 30, 2015 and December 31, 2014, the Company had no amounts payable to WG-Harmon.
Under the terms of the Amended Resort Management Agreement, WG-Harmon manages the gaming operations and the liquor operations and has complete discretion and control in all matters related to management and operating activities. The agreement expires March 31, 2016. The Company is required to pay a base fee of $150,000 per month. In addition to such base fee, the Company pays an incentive management fee based on the performance of the adjusted EBITDA of the Hard Rock Hotel & Casino Las Vegas as set forth in the Amended Resort Management Agreement.
Second Mortgage Loan Agreement
On March 1, 2011, as part of the Assignment, the Company entered into a second mortgage loan agreement with Brookfield Financial (the “Second Mortgage”) in the amount of $30.0 million pursuant to which certain land, building and improvements, equipment, fixtures and personal properties were pledged as security and collateral. During the three months ended September 30, 2015 and three months ended September 30, 2014, the Company recorded interest of $2.0 million and $1.6 million, respectively, under the Second Mortgage. During the nine months ended September 30, 2015 and nine months ended September 30, 2014, the Company recorded interest of $5.6 million and $4.3 million, respectively, under the Second Mortgage.
Investment in Joint Venture
During 2012, CDO Restaurant Associates LLC (“CDO”), a Delaware limited liability company, was formed between the Company and Fox Restaurant Concepts, LLC (“Fox”) to operate a restaurant, Culinary Dropout, out of leased space at the Hard Rock Hotel & Casino Las Vegas. In 2012, the Company contributed 80% of the initial construction and pre-opening budget, or $2.1 million, and also loaned CDO $100,000 to cover pre-opening costs in excess of initial budgeted amounts. In 2012, the Company loaned CDO an additional $248,000 to cover final construction costs in excess of budgeted amounts. As of December 31, 2014, all loans have been repaid in full. The Company determined that the investment in CDO should be accounted for as an equity method investment. The loans bore interest at the greater of 8% or the reference rate publicly announced by Bank of America N.T. & S.A plus 4%. Loans were required to be repaid before any other distributions of net cash flow. Net cash flow would then be distributed in proportion to the Members’ initial capital contributions plus an 8% preferred return and, once paid in full, in accordance with the 50% membership interest. The Company accounts for its investment in CDO under the equity method based on applicable accounting guidance as the Company does not hold a controlling financial interest in CDO.
For the three months ended September 30, 2015 and 2014, the Company recorded losses of $48,000 and $32,000, respectively, related to its equity in CDO. For the nine months ended September 30, 2015 and 2014, the Company recorded income of $27,000 and loss of $13,000, respectively, related to its equity in CDO. The Company’s share of CDO’s income is included in income from joint venture investment in the accompanying unaudited condensed consolidated statements of operations. At September 30, 2015 and December 31, 2014, the Company’s net investment in CDO was $1.0 million and $1.2 million, respectively, which is included in investment in joint venture in the accompanying unaudited condensed consolidated balance sheets.
CDO leases space from the Company under a ten-year operating lease expiring in August 2022. The lease has one five-year renewal option. Rent is paid monthly at 6% of gross sales as defined in the agreement. CDO also pays a management fee of 6% of gross sales to Fox pursuant to a management agreement. Both the lease and the management agreement expire in August 2022.
10. Debt
The following table presents debt outstanding as of September 30, 2015 and December 31, 2014:

($ in thousands)		Face value	Book value	Face value	Book value
Project name/lender	Maturity	September 30, 2015	September 30, 2015	December 31, 2014	December 31, 2014
Amended facility -Note A/Vegas HR Private Limited	March 1, 2018 (1)	$615,172	$566,948	$595,658	$536,993

Amended facility -Note B/Vegas HR Private Limited	March 1, 2018 (1)	327,290	227,905	327,290	206,369

Second Mortgage - Brookfield Financial	March 1, 2018	30,000	20,550	30,000	18,638
Total debt		972,462	815,403	952,948	762,000
Current portion of long-term debt		(942,462)	(794,853)	(922,948)	(743,362)
Total long term debt		$30,000	$20,550	$30,000	$18,638
(1) As discussed in Note 1, Company Structure and Nature of Business, the PIK interest will become due and payable on November 24, 2015. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on November 24, 2015, and therefore, the Company could be in default upon notification by the lender. Accordingly, the Amended Facility, supplemental interest, and PIK interest is classified as current as of September 30, 2015.
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
The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at The London InterBank Offered Rate ("LIBOR") plus 2.5% with a 1.5% LIBOR floor (total of 4.0% at September 30, 2015). In addition, supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR plus 4.0% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less than the current interest due, the PIK Interest will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.
The outstanding PIK interest related to the Amended Facility as of September 30, 2015 and December 31, 2014 was $79.8 million and $60.3 million, respectively. During the three months ended September 30, 2015 and 2014, the Company recorded PIK interest in the amount of $7.1 million and $2.8 million, respectively. During the nine months ended September 30, 2015 and 2014, the Company recorded PIK interest in the amount of $19.5 million and $11.6 million, respectively. See discussion in Note 1, Company Structure and Nature of Business regarding the acceleration of PIK interest on March 1, 2014, the forbearance of such obligation until November 24, 2015 and the Company's ability to meet such obligation.
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
The Amended Facility and Second Mortgage include customary affirmative and negative covenants for similar financings including, among others, restrictive covenants regarding incurrence of liens, sales of assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations as well as limitations on security issuances, transfers of any of the Company’s real property and removal of any material article of furniture, fixture or equipment from the Company’s real property. As of September 30, 2015, the Company was in compliance with all covenants.
The fair value of our total debt as of September 30, 2015 and December 31, 2014 was $590.0 million and $610.0 million, respectively, which was determined utilizing a discounted cash flow model. The Company has determined that the fair value of its long-term debt is determined using Level 3 inputs. The discount rate is determined utilizing historical market-based equity returns which are adjusted, as necessary, for entity specific factors.
11. Commitments and Contingencies
Legal and Regulatory Proceedings
The Company and affiliates Brookfield Real Estate Financial Partners, LLC, Brookfield Financial, LLC - Series B, and Brookfield Asset Management (US), Inc. are currently amongst a number of defendants (“Defendants”) in an action commenced by Mace Management Group, LLC (“Mace") and Mandown, LLC (“Mandown”) on June 12, 2012 in Nevada’s Eighth Judicial District Court in Clark County, Nevada (the “Mace/Mandown Action”).  The Mace/Mandown Action relates to investments made by Mace/Mandown in Wasted Space Lounge, Rare 120 restaurant, the Johnny Smalls restaurant and Vanity nightclub (collectively, the “Venues”) at the Hard Rock Hotel & Casino Las Vegas. In general, all claims assert that actions taken by Defendants allegedly deprived Mace/Mandown of their initial investment and/or their share of profits from the Venues. The Mace/Mandown Action is in the discovery phase and trial is scheduled to commence in July 2016. Management has determined that based on the proceedings to date it does not believe the outcome of this matter will have a material effect on our business, results of operations or financial condition.
We are also subject to a variety of other claims and lawsuits that arise in the ordinary course of our business. We do not believe the outcome of these and the other matters disclosed above will have a material effect on our business, results of operations or financial condition. As of September 30, 2015, the Company accrued approximately $5.6 million for all loss contingency matters and our best estimate of reasonably possible losses in excess of the amount accrued is not material to the unaudited condensed consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for “forward-looking statements” made by or on behalf of a company. We may from time to time make written or oral statements that are “forward-looking”, including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”), which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes”, “anticipates”, “expects” or other similar words or expressions are intended to identify forward-looking statements. We caution that these and similar statements are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to, continued adverse economic and market conditions, particularly in levels of spending in the hotel, resort and casino industry in Las Vegas, Nevada; the seasonal nature of the hotel, casino and resort industry; the use of the “Hard Rock” brand name by entities other than us; costs associated with compliance with extensive regulatory requirements; increases in interest rates and operating costs; the ability of the Company to satisfy its PIK interest payment obligations; increases in uninsured and underinsured losses; risks associated with conflicts of interest with entities which control us; the loss of key members of our senior management; the impact of any material litigation; risks related to natural disasters; changes in the competitive environment in our industry; hostilities, including future terrorist attacks, or fear of hostilities that affect travel; and other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 and documents subsequently filed by us with the SEC, and in this report in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.
Overview
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 and our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in any forward-looking statements as a result of certain factors including, but not limited to, those factors set forth in the section entitled “Forward-Looking Statements” and elsewhere in this report and in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.
Within this management’s discussion and analysis of financial condition and results of operation for the three and nine months ended September 30, 2015 and 2014, references to the “Company”, “we”, “us” or “our” refer to BREF HR, LLC, and its consolidated subsidiaries, or any one or more of them, as the context may require.
As is customary for companies in the gaming industry, we present average daily rate ("ADR") for the Hard Rock Hotel & Casino Las Vegas including rooms provided on a complimentary basis. Operators of hotels in the lodging industry generally may not follow this practice, as they may present ADR net of rooms provided on a complimentary basis. We calculate ADR by dividing total daily lodging revenue by total daily rooms occupied. We account for lodging revenue on a daily basis. Rooms provided on a complimentary basis include rooms provided free of charge or at a discount to the rate normally charged to customers as an incentive to use the casino. Complimentary rooms reduce ADR for a given period to the extent the provision of such rooms reduces the amount of revenue we would otherwise receive.
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

Results of Operations for the Three Months Ended September 30, 2015 Compared to the Results of Operations for the Three Months Ended September 30, 2014

			$ Change	% Change
($ in thousands)	Three months ended September 30, 2015	Three months ended September 30, 2014	2015 vs 2014
Statements of operations data:
Revenues
Casino	$9,434	$11,500	$(2,066)	(18.0)%
Lodging	16,100	15,862	238	1.5
Food and beverage	17,551	19,564	(2,013)	(10.3)
Entertainment, retail and other	7,375	7,917	(542)	(6.8)
Gross revenues	50,460	54,843	(4,383)	(8.0)
Less: Promotional allowances	(4,478)	(4,665)	187	4.0
Net revenues	45,982	50,178	(4,196)	(8.4)

Costs and expenses
Casino	8,150	8,861	(711)	(8.0)
Lodging	5,229	5,256	(27)	(0.5)
Food and beverage	10,964	12,082	(1,118)	(9.3)
Entertainment, retail and other	4,716	5,183	(467)	(9.0)
Marketing	1,852	2,050	(198)	(9.7)
Fee and expense reimbursements - related party	43	587	(544)	(92.7)
General and administrative	8,597	8,675	(78)	(0.9)
Depreciation and amortization	7,547	7,516	31	0.4
Loss on disposal of assets	114	—	114	—
Total costs and expenses	47,212	50,210	(2,998)	(6.0)
Income (loss) from operations	(1,230)	(32)	(1,198)	(3,743.8)
Interest income	1	3	(2)	(66.7)
Interest expense	(30,652)	(28,300)	(2,352)	(8.3)
Income (loss) from joint venture investment	(48)	(32)	(16)	(50.0)
Net loss	$(31,929)	$(28,361)	$(3,568)	(12.6)%
The discussion below refers to amounts in millions, which are approximations. Refer to the table above and the unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for the exact dollar amounts.
Casino Revenues. The $2.1 million decrease in casino revenues for the three months ended September 30, 2015 were primarily due to the following:
Table Games. Table games revenues for the three months ended September 30, 2015 decreased $1.9 million or 31.2% to $4.2 million when compared to the same period in 2014. Table game hold percentage decreased to 8.2% from 10.4% due primarily to unanticipated losses to specific segments of gaming clientèle. Drop decreased by $7.5 million due primarily to the casino floor remodel in the third quarter of 2015.
Slot. A 0.6% increase in slot machine hold percentage negated in part a decrease in slot machine handle of $10.5 million, resulting in a decrease in slot revenue of $76,800. The casino floor remodel attributed primarily to the decrease in slot machine handle for the three months ended September 30, 2015 when compared to the same period in 2014.
Lodging Revenues. For the three months ended September 30, 2015, lodging revenues increased $0.2 million or 1.5% when compared to the same period in 2014 despite a decrease of 2.8% (or 3,685 rooms) in occupied rooms to 127,821 which was offset by an increase in ADR of $5.35 or 4.5%.
Food and Beverage Revenues. Food and beverage revenues for the three months ended September 30, 2015 decreased $2.0 million when compared to the same period in 2014 primarily due to decreases in pool and nightlife revenues of $0.6 million and $1.0 million, respectively. The decrease in revenue was due to a change in programming at the pool and the permanent closure of all night clubs in the third quarter of 2015.
Entertainment, Retail and Other Revenues. Entertainment, retail and other revenues for the three months ended September 30, 2015 decreased $0.5 million or 6.8% to $7.4 million when compared to the same period in 2014. The decrease was related to the increase of $0.4 million or 33.8% to $1.5 million in intellectual property revenue primarily due to licensing revenues generated pursuant to licensing agreements with respect to properties in Sioux City and Lake Tahoe, which was offset by a decrease of $0.8 million in entertainment revenue primarily due to the change in concert genre in the month ended September 30, 2015 attracting 6,059 fewer guests to the property when compared to the same time period in 2014.
Casino Expenses. Casino expenses decreased $0.7 million to $8.1 million for the three months ended September 30, 2015 when compared to the same period in 2014 primarily due to a decrease in returned markers, tax expense and customer reimbursed travel. The decreases were mainly attributed to the reduction in gaming customers due to the casino floor remodel.
Lodging Expenses. Lodging expenses remained relatively flat for the three months ended September 30, 2015 when compared to the same period in 2014.
Food and Beverage Expenses. Food and beverage expenses decreased $1.1 million to $11.0 million for the three months ended September 30, 2015 when compared to the same period in 2014 mainly due to decreases in entertainment expense, payroll and cost of sales as a result of the change in programming at the pool and the permanent closure of all night clubs in the third quarter of 2015.
Entertainment, Retail and Other Expenses. Entertainment, retail and other expenses decreased $0.5 million for the three months ended September 30, 2015 when compared to the same period in 2014. The decrease was due primarily due to the change in concert genre in the month ended September 30, 2015 attracting fewer guests to the property when compared to the same time period in 2014.
Fee and Expense Reimbursements - Related Party. The $0.5 million decrease to $43,000 in fee and expense reimbursements — related party for the three months ended September 30, 2015 was primarily the result of incentive fees incurred under the WG-Harmon Agreement.
General and Administrative. General and administrative expenses remained consistent at $8.6 million for the three months ended September 30, 2015 when compared to the same period in 2014.
Depreciation and Amortization. Depreciation and amortization expenses for the three months ended September 30, 2015 remained consistent at $7.5 million when compared to the same period in 2014.
Interest Expense. The $2.4 million increase in interest expense for the three months ended September 30, 2015 when compared to the same period in 2014 was the result of an increase in the amount of debt outstanding.

Results of Operations for the Nine Months Ended September 30, 2015 Compared to the Results of Operations for the Nine Months Ended September 30, 2014

			$ Change	% Change
($ in thousands)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	2015 vs 2014
Statements of operations data:
Revenues
Casino	$33,797	$37,632	$(3,835)	(10.2)%
Lodging	51,207	50,821	386	0.8
Food and beverage	53,509	60,791	(7,282)	(12.0)
Entertainment, retail and other	24,920	21,440	3,480	16.2
Gross revenues	163,433	170,684	(7,251)	(4.2)
Less: Promotional allowances	(14,669)	(14,112)	(557)	(3.9)
Net revenues	148,764	156,572	(7,808)	(5.0)

Costs and expenses
Casino	27,749	25,600	2,149	8.4
Lodging	15,695	16,412	(717)	(4.4)
Food and beverage	31,952	36,555	(4,603)	(12.6)
Entertainment, retail and other	15,215	14,122	1,093	7.7
Marketing	5,884	6,700	(816)	(12.2)
Fee and expense reimbursements - related party	1,526	3,193	(1,667)	(52.2)
General and administrative	28,084	26,024	2,060	7.9
Depreciation and amortization	22,657	22,435	222	1.0
Loss on disposal of assets	114	—	114	—
Total costs and expenses	148,876	151,041	(2,165)	(1.4)
Income (loss) from operations	(112)	5,531	(5,643)	(102.0)
Interest income	7	9	(2)	(22.2)
Interest expense	(88,228)	(78,307)	(9,921)	(12.7)
Income (loss) on joint venture investment	27	(13)	40	307.7
Net loss	$(88,306)	$(72,780)	$(15,526)	(21.3)%
The discussion below refers to amounts in millions, which are approximations. Refer to the table above and the unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for the exact dollar amounts.
Casino Revenues. The $3.8 million decrease in casino revenues for the nine months ended September 30, 2015 was primarily due to the following:
Table Games. Table games revenues for the nine months ended September 30, 2015 decreased $4.5 million or 21.4% to $16.5 million when compared to the same period in 2014 despite an increase of $0.6 million in table game drop. Table game hold percentage decreased to 9.3% from 11.8% due to unanticipated losses to specific segments of gaming clientèle.
Slot. Slot machine revenues for the nine months ended September 30, 2015 increased $0.8 million or 4.9% to $16.9 million when compared to the same period in 2014. Slot machine hold percentage increased to 6.3% from 5.8%. Increased slot machine revenues were due to an increase in programmed casino events and purchase of more appealing slot machines.
Lodging Revenues. The $0.4 million increase in lodging revenues for the nine months ended September 30, 2015 was primarily due to a $4.13 or 3.1% increase in ADR. The increase in ADR was partially offset by a decrease of 2.6% in occupied rooms of 10,289 to 380,901 for the nine months ended September 30, 2015 when compared to the same period in 2014. The decrease in occupied rooms resulted from a decline in booking in the group and wholesale room segments.
Food and Beverage Revenues. Total food and beverage revenues decreased by $7.3 million when compared to the same period in 2014 to $53.5 million primarily due to a decrease in banquet revenues of $2.1 million as a result of the loss of several group events that required bigger meeting space. Additionally, pool and nightlife revenues decreased by $2.0 million and $2.0 million, respectively, due to a change in programming at the pool and the permanent closure of all night clubs in the third quarter of 2015.
Entertainment, Retail and Other Revenues. For the nine months ended September 30, 2015 entertainment, retail and other revenues increased $3.5 million to $24.9 million. Entertainment revenues increased $2.0 million or 25.4% to $9.8 million primarily due to 15 more Joint events when compared to the same period in 2014. Additionally, revenue related to intellectual property increased $1.8 million or 64.7% to $4.6 million primarily due to licensing revenues generated pursuant to licensing agreements with respect to properties in Sioux City and Lake Tahoe.
Casino Expenses. Total casino expenses increased $2.1 million to $27.7 million for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to increases in returned markers of $1.2 million caused by an increase in gaming patrons using lines of credit. Additionally, department complementaries increased $0.5 million compared to the same period in 2014.
Lodging Expenses. Total lodging expenses for the nine months ended September 30, 2015 decreased $0.7 million when compared to the same period in 2014, primarily driven by decreases in payroll, room amenities and laundry expenses.
Food and Beverage Expenses. Total food and beverage expenses decreased $4.6 million to $32.0 million for the nine months ended September 30, 2015 when compared to the same period in 2014 mainly due to decreases in advertising expense, entertainment expense, payroll and cost of sales as a result of the change in programming at the pool and the permanent closure of all night clubs in the third quarter of 2015.
Entertainment, Retail and Other Expenses. The increase in entertainment, retail and other expenses of $1.1 million to $15.2 million for the nine months ended September 30, 2015 was primarily due to an increase in artist fees and related production costs from 15 more Joint events when compared to the same period in 2014.
Fee and Expense Reimbursements - Related Party. The $1.7 million decrease to $1.5 million in fee and expense reimbursements — related party for the nine months ended September 30, 2015 was primarily the result of a decrease in incentive fees incurred under the WG-Harmon Resort Management Agreement.
General and Administrative. General and administrative expenses increased $2.1 million to $28.1 million for the nine months ended September 30, 2015 when compared to the same period in 2014 mainly due to an increase in non-recurring expenses.
Depreciation and Amortization. Depreciation and amortization expenses for the nine months ended September 30, 2015 remained consistent at $22.7 million when compared to the same period in 2014.
Interest Expense. The $9.9 million increase in interest expense to $88.2 million for the nine months ended September 30, 2015 when compared to the same period in 2014 was the result of an increase in the amount of debt and interest being paid-in-kind during 2015.
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
Liquidity Requirements
Short-Term Liquidity Requirements. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on November 24, 2015 and therefore, the Company could be in default and its debt could be accelerated upon notification by the lender. The Amended Facility, supplemental interest, and PIK interest are classified as current as of September 30, 2015. If prevailing interest rates or other factors at the time of any restructuring of our indebtedness or at the time we obtain borrowings from other sources result in higher interest rates, our interest expense could increase, which would harm our business and results of operations. See Note 1, Company Structure and Nature of Business and Note 10, Debt, to our unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q.
Except for the implications described above related to the Amended Facility, we expect our liquidity requirements to consist primarily of funds necessary to pay operating expenses associated with our subsidiaries’ hotel and casino operations, interest, payment of principal, fees and expenses under certain of our subsidiaries’ loan agreements (including required deposits into reserve accounts) and capital expenditures associated with the Hard Rock Hotel & Casino Las Vegas. Anticipated sources of our liquidity needs include our subsidiaries’ existing working capital, cash provided by our subsidiaries’ operations and our subsidiaries’ non-restricted cash reserves. Excluding the potential implications of the item described above, we expect to be able to meet our short-term liquidity needs through existing working capital and cash provided by our operations. For the nine months ended September 30, 2015, the Company incurred cash interest payments of $6.3 million.
Long-Term Liquidity Requirements. Our long-term liquidity requirements include funds necessary to pay debt under the Amended Facility and Second Mortgage. The Amended Facility requires that the Company repay in full all PIK interest outstanding on November 24, 2015, as discussed above, and February 29, 2016, in the event the Company has not made sufficient payments to the lender to provide a specified debt yield, according to the terms specified in the Amended Facility and as discussed below.
The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at LIBOR plus 2.5% with a 1.5% LIBOR floor (total of 4% at September 30, 2015). In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR plus 4% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. As noted above, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on November 24, 2015, due under its Amended Facility and therefore, the Company would be in default and its debt could be accelerated upon notification by the lender.  See Note 1, Company Structure and Nature of Business and Note 10, Debt, to our unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q.
Cash Flows for the Nine Months Ended September 30, 2015
The discussion below refers to amounts in millions, which are approximations. Refer to the unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for the exact dollar amounts.
Operating Activities. Our operating cash flows primarily consist of our operating income (excluding non-cash charges), interest paid and changes in working capital accounts such as receivables, inventories, prepaid expenses and payables. Net cash provided by operating activities amounted to $20.4 million for the nine months ended September 30, 2015 compared to $7.0 million net cash provided by operating activities for the nine months ended September 30, 2014. The increase was primarily due to increases in discount amortization, accounts payable and accrued interest payable.
Investing Activities. Net cash used in investing activities amounted to $8.7 million for the nine months ended September 30, 2015 compared to $3.8 million net cash used in investing activities for the nine months ended September 30, 2014. The increase in net cash used in investing activities primarily relates to an increase in purchases of property and equipment during the nine months ended September 30, 2015.
Financing Activities. Net cash used in financing activities amounted to $0.2 million for the nine months ended September 30, 2015 compared to $0.3 million net cash used in financing activities for the nine months ended September 30, 2014.
Capital Expenditures, Interest Expense and Reserve Funds
The Company is obligated to maintain reserve funds for capital expenditures at the Hard Rock Hotel & Casino Las Vegas as determined pursuant to the Amended Facility. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. The Amended Facility requires subsidiaries of the Company to deposit funds into a replacements-and-refurbishments reserve fund at amounts equal to three percent of the Hard Rock Hotel & Casino Las Vegas’ gross revenues and requires that the funds be set aside in restricted cash. As of September 30, 2015, the Company had restricted cash in a working capital reserve account of $15.0 million, and an additional $8.4 million was available in restricted cash reserves for future capital expenditures in the replacements-and-refurbishments reserve fund.

Pursuant to Nevada Gaming Control Board Regulation 6.150 and the Amended Facility, certain of our subsidiaries maintain up to $8.0 million in reserve for gaming operations which, in accordance with the Amended Facility, is not deposited in the cash management account described above.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under the Amended Facility has a variable interest rate. We use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of September 30, 2015, our total outstanding variable rate debt had a face value of approximately $942.5 million.
At September 30, 2015, the LIBOR rate was 0.199% on the total outstanding debt. Due to a LIBOR floor of 1.5% currently in place under the Amended Facility, the LIBOR rate would have to exceed the LIBOR floor for our interest expense to be affected and any decrease in interest rates would not decrease interest expense. Subject to the LIBOR floor, as of September 30, 2015, a hypothetical 1% increase in market rates above the LIBOR floor of 1.5% to 2.5% would increase interest expense for the next twelve months by $9.7 million and a hypothetical 2% increase in market rates above the LIBOR floor of 1.5% to 3.5% would increase interest expense for the next twelve months by $19.4 million. Due to the LIBOR floor, a decrease in market interest rates would not decrease our annual interest expense.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of our principal executive and financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2015. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting during the Quarter Ended September 30, 2015
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

BREF HR, LLC, by its manager, BREF HR Management, LLC
November 12, 2015	By:	/s/ Andrea Balkan
Andrea Balkan
Authorized Representative

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Warner	Principal Executive Officer	November 12, 2015
William Warner

/s/ Chad Konrad	Principal Financial Officer	November 12, 2015
Chad Konrad