Form 10-K
period 2015-12-31
BREF HR, LLC
filed 2016-03-30
CIK 1531537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
Class A Units
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes __ No X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes __ No X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No __
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer __	Accelerated filer __	Non-accelerated filer X	Smaller reporting company __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X
There is no aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015. There currently is no established public trading market for our Class A Units.

PART I
Explanatory Note
Unless otherwise specified, references to the “Company”, “we”, “us” or “our” refer to BREF HR, LLC and its consolidated subsidiaries, or any one or more of them, as the context may require.
See Note 1, Company Structure and Nature of Business, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K and Item 1A, Risk Factors--Risks Related to our Business--There is substantial doubt about our ability to continue as a going concern, for a discussion of factors that could affect our ability to continue as a going concern.
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains certain “forward-looking statements”, which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes”, “anticipates”, “expects” or other similar words or expressions are intended to identify forward-looking statements. We caution that these and similar statements included in this Annual Report on Form 10-K are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. The factors that could cause actual results to differ materially from expected results include changes in economic, business, competitive market and regulatory conditions. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to:

•	our ability to continue as a going concern;

•	adverse changes in the U.S. and global economies, particularly as it relates to the levels of spending in the Las Vegas hotel, resort and casino industry;

•	reliance on a single property to attract local residents in the Las Vegas market;

•	reliance on Northern and Southern California markets;

•	changes in the competitive environment in our industry, particularly in the Las Vegas market;

•	volatility of and access to capital markets and increases in interest rates;

•	pre-tax net losses and risks related to our substantial amount of debt;

•	risks related to high fixed costs, including property taxes and insurance costs;

•	damage to our name, image or brand, including through the use of the “Hard Rock” brand name by entities other than us;

•	disputes with third parties for infringement or misappropriation of their proprietary rights;

•	potential liabilities associated with litigation and legal proceedings;

•	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;

•	our dependence on BREF HR Management, LLC ("BREF HR Management") for our management or the departure of key personnel;

•	the seasonal nature of the hotel, resort and casino industry;

•	costs associated with compliance with extensive regulatory requirements;

•	increases in uninsured and under-insured losses, and

•	the other risks discussed in this Annual Report on Form 10-K in Item 1A, Risk Factors.

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
Item 1 Business
BREF HR, LLC is a Delaware limited liability company that was formed on February 11, 2011. The Company does not maintain a corporate website. The affairs of the Company are governed by a Limited Liability Company Agreement dated as of March 1, 2011 (the “LLC Agreement”).
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
The Amended Facility required that the Company repay in full all “paid-in-kind” interest ("PIK interest") outstanding on March 1, 2014, in the event the Company had not made sufficient payments to the lender to provide a specified debt yield. The Company did not meet the specified debt yield threshold for the twelve-month period ending March 1, 2014. However, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest. The lender entered into a series of amendments to the Forbearance Agreement which, each time, extended the effective date to which the lender agreed it would not exercise any rights or remedies with respect to the PIK interest. The most recent amendment to the Forbearance Agreement, the Twenty-Third Amendment, is effective as of March 7, 2016, pursuant to which the lender agreed not to exercise any rights or remedies with respect to the PIK interest until April 4, 2016.  Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on April 4, 2016.  The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at The London InterBank Offered Rate (“LIBOR”) plus 2.5% with a 1.5% LIBOR floor (total of 4%) at December 31, 2015. In addition, under the Amended Facility, supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR plus 4% effective interest rate at maturity after consideration of all prior payments of principal and interest ("supplemental interest"). The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less than the current interest due, the interest shortfall (“PIK interest”) will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.
The outstanding PIK interest as of December 31, 2015 was $83.7 million. The Company is currently assessing its options to satisfy the PIK interest payment obligation including, but not limited to, negotiating a waiver of this requirement from the lender, restructuring the Amended Facility with the lender, selling off a portion of existing collateral or attempting to obtain borrowings or additional equity funding from our current ownership or other sources. If we are unable to negotiate a waiver, restructure our indebtedness, obtain alternative financing on acceptable terms, obtain approval from the lender to use our available cash reserves to satisfy a portion of this potential obligation, or otherwise are unsuccessful in satisfying our PIK interest payment obligation, we risk losing some or all of our property to foreclosure. If prevailing interest rates or other factors at the time of any restructuring of our indebtedness or at the time we obtain borrowings from other sources results in higher interest rates, our interest expense would increase, which would harm our business and results of operations.

See Note 1, Company Structure and Nature of Business and Note 9, Debt, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K. See also Item 1A, Risk Factors--Risks Related to our Business--There is substantial doubt about our ability to continue as a going concern.
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
On or about June 15, 2012, we also restructured and converted LVHR from a Nevada corporation to a Nevada limited liability company known as LVHR Casino, LLC ("LVHR Casino"). Upon consummation of the conversion of LVHR into LVHR Casino: (i) LVHR Casino became a mortgage borrower under the Amended Facility and the Second Mortgage; (ii) LVHR Casino continued to own all of the assets that are used at the Hard Rock Hotel & Casino Las Vegas gaming operations (which assets LVHR acquired on March 2, 2011); and (iii) the revolving line of credit HRHH Gaming, LLC was obligated to make available to LVHR was terminated. See Item 1, Business – Nevada Gaming Regulation and Licensing and Item 1, Business--Agreements Governing the Operation of the Hard Rock Hotel & Casino Las Vegas for additional information.
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

•
an approximately 60,000 square-foot uniquely styled casino with 695 slot machines, 58 table games and five poker tables where rock music is played continuously to provide the casino with an energetic and entertaining club-like atmosphere;

•	an approximately 1,250 square-foot “Hard Rock” retail store, a jewelry store, two clothing stores, a lingerie store and a tattoo parlor;

•	a 12,621 square-foot special events facility offered in the Vanity night club space with a capacity of approximately 1,400 persons;

•	a 14,578 square-foot nightclub called “Body English” with a capacity of approximately 800 persons;

•	approximately 80,000 square feet of flexible banquet and meeting facilities;

•	a live music concert hall called “The Joint” with a capacity of approximately 4,255 persons, and a live entertainment venue called “Vinyl” with a capacity of approximately 650 persons;

•	a nearly five-acre pool area comprised of various diverse pool areas including Paradise Beach, Nirvana Pool and Breathe Pool and Lounge (collectively the “Pools”);

•
seven full service restaurants at multiple price points - 35 Steaks + Martinis, Pink Taco, Mr. Lucky’s, Nobu Las Vegas, Culinary Dropout, Pizza Forte and Fú, and three coffee/juice bars--Fuel Cafe, Fuel Express and Juice Bar;

•
seven cocktail lounges including two circular lounges called “Luxe Bar” and “Center Bar” that are surrounded by the gaming floor, a sports bar called “The Ainsworth”, Lounge Bar and the Midway Bar; and

•	an approximately 21,000 square-foot spa, salon and fitness center called “Reliquary”.
See Item 1, Business--The Hard Rock Hotel & Casino Las Vegas for additional information.
BUSINESS STRATEGY
We aim to position uniquely the Hard Rock Hotel & Casino Las Vegas within the Las Vegas hotel, resort and casino industry. Our primary business and marketing strategies center on creating a vibrant and energetic entertainment and gaming environment that appeals to a youthful and hip customer base. We leverage certain of our strengths, including a theme consistent with the “Hard Rock” brand and our vibrant atmosphere and personalized service, to differentiate the Hard Rock Hotel & Casino Las Vegas from the substantially larger “mega resorts” located approximately one mile west on the Las Vegas Strip. Key elements of our business strategy include the following:
Target Clientele
We believe that we have successfully differentiated the Hard Rock Hotel & Casino Las Vegas in the Las Vegas market by targeting a youthful and hip customer base that consists primarily of rock music fans as well as actors, musicians and other members of the entertainment industry. To attract this target audience, we promote the Hard Rock Hotel & Casino Las Vegas as “the place-to-be” in Las Vegas. The “Hard Rock Hotel” and “Hard Rock Casino” trademarks, along with an extensive network of contacts in the music and entertainment industry, continue to help attract a number of famous actors, musicians and celebrities to the Hard Rock Hotel & Casino Las Vegas. We believe this customer base is comprised of demographic groups that remain under-served by competing facilities despite recent competition from other properties in Las Vegas.
Entertainment
We believe that The Joint’s concerts and the Hard Rock Hotel & Casino Las Vegas’ special events generate significant worldwide publicity and reinforce the Hard Rock Hotel & Casino Las Vegas’ marquee image and unique position in the Las Vegas marketplace and provide an added source of visitors for the hotel, casino, retail, and food and beverage operations.
Gaming Mix Targeted To Customer Base
Our target gaming customer has a higher propensity to play table games and we strive to create a fun and enthusiastic gaming environment through the use of music themed gaming chips and playing surfaces and by promoting interaction between table game dealers and customers. The casino also features the latest slot machines, some of which reflect the Hard Rock Hotel & Casino Las Vegas’ rock music theme as well as more traditional machines.
Significant Revenues from Non-Gaming Operations
We derive significant revenues from non-gaming operations. Our hotel, Pools, retail, food and beverage and other operations allow us to market the Hard Rock Hotel & Casino Las Vegas as a full-service destination. We believe our diversified revenue base allows us to be less dependent on the casino as a source of revenues and profits and may result in less volatility in our earnings.
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
LOCATION
The Hard Rock Hotel & Casino Las Vegas occupies what we believe is one of the most highly visible and easily accessible sites in Las Vegas. The Hard Rock Hotel & Casino Las Vegas is located on approximately 30 acres of land near the intersection of Paradise Road and Harmon Avenue, approximately two miles from McCarran International Airport and approximately one mile east of the Las Vegas Strip, the main tourist area in Las Vegas. We believe the Hard Rock Hotel & Casino Las Vegas represents an attractive alternative for tourists, business travelers and locals who wish to maintain close and easy access to the Las Vegas

Strip while avoiding its crowds and congestion. We believe the Hard Rock Hotel & Casino Las Vegas’ location is particularly attractive due to its proximity to:

•	a high concentration of popular Las Vegas restaurants and nightclubs;

•	the Las Vegas Convention Center;

•	the Thomas & Mack Center at the University of Nevada Las Vegas, Las Vegas’ primary sporting and special events arena; and

•	a number of non-gaming hotels which have an aggregate of more than 1,000 guest rooms.
THE HARD ROCK HOTEL & CASINO LAS VEGAS
The Hard Rock Hotel & Casino Las Vegas currently consists of the hotel, casino, retail stores, nightclubs, a special events facility, banquet and meeting facilities, The Joint, a live entertainment venue, Pools and beach area, seven full service restaurants, three coffee/juice bars, seven cocktail lounges, spa, salon, and a fitness center which was closed since 2014.
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
The following table illustrates certain historical information relating to our hotel:

	For the year ended December 31,
	2015	2014	2013
Average number of hotel rooms	1,504	1,504	1,505
Average occupancy rate (1)	92%	94%	89%
Average daily rate (1)	$132	$125	$125
Revenues per available room (2)	$123	$119	$113

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

The casino houses 58 table games including Blackjack tables, Craps tables, Roulette tables, Baccarat tables, Three-Card Poker tables, Let-it-Ride table, Big 6 table, Ultimate Texas Holdem table, Switch Blackjack tables, Pai Gow Poker tables as well as five poker tables, 695 slot machines, and a state-of-the-art, 5,836 square-foot race and sports book. The race and sports book is operated by CG Technology (formerly Cantor G&W (Nevada), L.P.) under a lease arrangement. Some of the casino’s gaming tables are themed to coincide with current concerts and the casino also offers patrons other attractions, such as cutting edge slot technology, proprietary slot graphics and distinctive slot signage.
Retail
The Hard Rock Hotel & Casino Las Vegas’ retail operations consist of an approximately 1,250 square-foot “Hard Rock” retail store; an approximately 700 square-foot sundries shop; and an approximately 600 square-foot “Love Jones” lingerie store. Visitors may purchase clothing and other accessories, including merchandise displaying the popular “Hard Rock Hotel”, from the retail and sundries shops. Our retail operations offer a convenient and inexpensive outlet to market and advertise the “Hard Rock Hotel” trademark and attract visitors to the Hard Rock Hotel & Casino Las Vegas. Our in-house design team is responsible for maintaining the consistency of the Hard Rock Hotel & Casino Las Vegas’ image while creating new merchandise to expand and diversify the retail selection. Additionally, the following independently operated stores are located at the property: “Rocks the Jewelers” jewelry store, “Hart & Huntington Tattoo” tattoo parlor, and “John Varvatos” and “Affliction” clothing stores.
Vanity
Vanity is a 12,621 square-foot venue featuring two marble bars, a sunken dance floor, 50 intimate VIP booths and an outdoor terrace, including five cabanas. Since January 1, 2013, Vanity has limited its operations exclusively to special events.
Body English
On December 28, 2012, the Company re-opened the 14,578 square-foot nightclub Body English (which had been closed since January 1, 2010). The venue, which is located underground, features intimate lighting, elegant leather booths, multiple bars and dance floors, and sound equipment featuring popular and innovative DJs from all around the country. Body English has limited its operations exclusively to special events.
Banquet and Meeting Facilities
Our approximately 80,000 square feet of flexible banquet and meeting space, and entertainment areas have capacity to accommodate groups of up to 8,000 persons. Depending upon the size of the event, customers can choose to host their functions, conventions and banquets indoors at The Joint or Ballrooms, or outdoors around the Pools (as defined below).
The Joint
The Joint is a live music concert hall with a capacity for up to 4,255 persons that draws audiences from both visitors to Las Vegas as well as local residents.
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
Food and Beverage
The Hard Rock Hotel & Casino Las Vegas offers its patrons a selection of high-quality food and beverages at multiple price points. Food and beverage operations include seven full service restaurants (35 Steaks + Martinis, Pink Taco, Mr. Lucky’s, Nobu Las Vegas, Culinary Dropout, Pizza Forte and Fú), three coffee/juice bars (Fuel Café, Fuel Express and Juice Bar), seven cocktail lounges (Luxe Bar, Lounge Bar, Midway Bar, The Ainsworth, Race and Sports Bar, High Limit Bar and Center Bar), four bars in The Joint, two bars at the Paradise Beach, a bar at the Nirvana Pool, two bars at Breathe Pool and Lounge and catering service for corporate events, conventions, banquets and parties. 35 Steaks + Martinis, with a seating capacity of approximately 227 persons, is a unique marriage of traditional steakhouse cuisine and libations, complemented with clean, classic yet cutting edge design. Pink Taco, with a seating capacity of approximately 400 persons, is a stylish, authentic Mexican eatery with seasonal outside dining. Mr. Lucky’s, a 24-hour restaurant with a seating capacity for approximately 214 persons, specializes in high-quality, moderately priced American cuisine. Nobu Las Vegas, with a seating capacity of approximately 267 persons, is an upscale Japanese restaurant created by renowned chef Nobu Matsuhisa and serves traditional Japanese cuisine infused with South American and Western flavors. Nobu Las Vegas is owned and operated independently of the Hard Rock Hotel & Casino Las Vegas. Culinary Dropout, with a seating capacity of approximately 392 persons, is a gastropub serving unique and simple pub fare. Pizza Forte, opened on our property in August 2015, is a traditional family-owned restaurant that serves New York & Roman style pizzas by the slice, and other fast Italian food and treats. Fú, which means “luck” in Chinese, is an Asian restaurant, with a seating capacity of approximately 200 persons, offering a modern twist on Chinese cuisine. Fú features a unique fusion of Asian fare such as noodle dishes and the popular dim sum, and offers authentic Chinese cuisine with additional regional inspirations including Korean, Vietnamese and Thai. Fuel Cafe and Fuel Express offer a diverse array of coffees, teas, pastries and freshly-blended smoothies and juices. Juice Bar offers an array of coffees, teas, freshly-blended smoothies, and fresh squeezed juices.
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
TRADEMARKS
“Hard Rock Hotel” and “Hard Rock Casino” are registered trademarks owned by Hard Rock Cafe International (USA), Inc. (“HRCI”), which we understand is controlled by the Seminole Tribe of Florida. We are successors in interest to a license agreement obtained from HRCI’s predecessors (the “Hard Rock License”) that, in substance, grants us the exclusive, royalty-free and perpetual right to use and exploit these trademarks in connection with hotel/casino operations or casino operations in certain geographic areas defined in the Hard Rock License as the “Morton Territories”. The Morton Territories include the State of Illinois and all states and possessions of the United States that are located west of the Mississippi River, including the entire state of Louisiana, but excluding Texas, except for the Greater Houston Area. The Morton Territories also include the nations of Australia, Brazil, Israel and Venezuela, and the Greater Vancouver Area, British Columbia, Canada. In addition, under the Hard Rock License we have the right to sell licensed merchandise bearing the geographic location where it is sold in stores located in or contiguous to a Hard Rock Hotel/Casino or a Hard Rock Casino. The Hard Rock License further provides that we may sublicense and franchise our rights under the Hard Rock License.
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
On October 13, 2009, HRH Holdings executed a license agreement (the "Isleta license agreement") with the Pueblo of Isleta (“Isleta”). On December 24, 2012, Isleta and the Company mutually agreed to terminate the Isleta license agreement effective on June 30, 2013 resulting in an impairment of the intangible asset included in other licenses of $6.2 million which was recorded in December 2012 and was included in the carrying value of the in-place-contracts as of December 31, 2015. See further discussion at Note 6, Intangible Assets to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.
On June 28, 2013, the Company executed a license agreement with Great Canadian Casinos, Inc., an affiliate of Great Canadian Gaming Corporation, for the Hard Rock Casino Vancouver, to rebrand and renovate the Boulevard Casino, situated in the city of Coquitlam, British Columbia in Metro Vancouver.  The Hard Rock Casino Vancouver, opened on December 20, 2013, houses table games, including blackjack, roulette, pai gow, poker, baccarat, craps, VIP high-limit salons and more than 950 state-of-the-art interactive slot machines spread across an approximately 80,000 square-foot casino floor.  The British Columbia Lottery Corporation and the British Columbia Gaming Policy Enforcement Branch (“GPEB”) determined that HRHH IP, LLC ("HRHH IP"), our subsidiary, was an “associate” of Great Canadian Gaming Casinos, Inc. within the meaning of the Gaming Control Act of British Columbia and, as such, was required to submit to background investigations as a condition of effectiveness to the license agreement. Accordingly, HRHH IP submitted the required information to GPEB and was approved as an associate company on November 26, 2013.
On November 11, 2013, the Company executed a license agreement with SCE Partners, LLC (“SCE”), pursuant to which certain intellectual property, including the “Hard Rock Hotel” and “Hard Rock Casino” trademarks, was licensed to SCE in connection with a land-based casino and adjacent hotel in downtown Sioux City, Iowa ("Hard Rock Hotel & Casino Sioux City"). SCE, together with the Missouri River Historical Development, Inc. ("MRHD"), was awarded the land-based casino license on April 18, 2013 through the request for proposal process conducted by the Iowa Racing and Gaming Commission.  Hard Rock Hotel & Casino Sioux City opened on August 1, 2014 and has an approximately 30,000 square-foot casino with 700 slot machines and 18 table games along with an approximately 50-room hotel.
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
We also own a number of trademarks we consider important to our business. We intend to take all steps necessary to protect our trademark rights against unauthorized use throughout the world. See also Item 1A, Risk Factors--Risks Related to our Business-- We may have disputes with third parties for infringement or misappropriation of their proprietary rights, which could have a negative impact on our business.

LAS VEGAS MARKET
During 2015, according to the Las Vegas Convention and Visitors Authority (the “LVCVA”), gaming revenues in Clark County increased 0.7% to approximately $9.6 billion and the number of visitors traveling to Las Vegas increased 2.9% to approximately $42.3 million in 2015.
The following table sets forth certain statistical information for the Las Vegas market for the years ended December 31, 2011 through 2015, as reported by the LVCVA.

	For the year ended December 31,
	2015	2014	2013	2012	2011
Visitor Volume (in thousands)	42,312	41,127	39,668	39,727	38,929
Clark County Gaming Revenues (in millions)	$9,616	$9,554	$9,676	$9,400	$9,223
Hotel/Motel Rooms	149,213	150,544	150,593	150,481	150,161
Airport Passenger Traffic (in thousands)	45,389	42,870	41,857	41,668	41,480
Convention Attendance (in thousands)	5,891	5,169	5,107	4,944	4,865
COMPETITION
The hotel and casino industry in general, and the markets in which we compete in particular, are highly competitive. The Hard Rock Hotel & Casino Las Vegas, located less than one mile east of the Las Vegas Strip, competes with other high-quality Las Vegas resorts and other Las Vegas hotel casinos including those located on the Las Vegas Strip, on the basis of overall atmosphere, range of amenities, price, location, entertainment offered, theme and size. Many of these Las Vegas resorts seek to attract customers to their properties by not only offering casino gaming, but also by providing hotel accommodations, food and beverage outlets, retail stores and other related amenities. To the extent that the Hard Rock Hotel & Casino Las Vegas seeks to enhance its revenue base by offering its own various resort amenities, it competes with the service offerings provided by these Las Vegas resorts. Some of these hotel casinos are operated by companies that have more than one operating facility and may have greater name recognition and financial and marketing resources than we do and market to the same target demographic group. See also Item 1A, Risk Factors--Risks Related to our Business--We face intense local and increasingly national competition which could impact our operations and adversely affect our business and results of operations.
We face additional competition from HRCI which, pursuant to the Hard Rock License, may open competing “Hard Rock” hotels in jurisdictions other than Nevada and the Morton Territories. For example, HRCI uses or licenses the use of the “Hard Rock” name in connection with its Seminole Hard Rock Hotels in Hollywood and Tampa, Florida and a number of other Hard Rock Hotels or hotel/casinos. There can be no assurance that our business and results of operations will not be adversely affected by the management or the enforcement of the “Hard Rock” brand name by parties outside of our control. See also Item 1A, Risk Factors--Risks Related to our Business--Use of the “Hard Rock” brand name by entities other than us could damage the brand and our operations and adversely affect our business and results of operations.
The Hard Rock Hotel & Casino Las Vegas also competes with hotel casinos in the Mesquite, Laughlin, Reno and Lake Tahoe areas of Nevada, and in a growing number of other jurisdictions in which gaming is now permitted. The Hard Rock Hotel & Casino Las Vegas also competes with state-sponsored lotteries, on- and off- track wagering, card parlors, riverboat and Native American gaming ventures, and other forms of legalized gaming in the United States, as well as with gaming on cruise ships, Internet gaming ventures and international gaming operations.
SEASONALITY
The Las Vegas hotel, resort and casino industry is seasonal in nature. This seasonality can tend to cause quarterly fluctuations in revenues at our hotel casino. For instance, our revenues generally peak in the second quarter. Our quarterly earnings may also be adversely affected by other related factors outside our control including weather conditions and poor economic conditions. As a result, we may have to enter into short-term borrowings in certain quarters in order to offset these quarterly fluctuations in our revenues.

 EMPLOYEES
As of December 31, 2015, we had 1,160 full-time employees and 747 on-call and seasonal employees who are employed on an as-needed basis. None of our employees are represented by unions except for our valet employees who are represented by the Teamsters Union Local 995 (the "Teamsters"). The Company commenced bargaining with the Teamsters in May 2012 and such bargaining has continued through the date of this filing. We have been approached by other unions on various occasions and cannot be certain that one or more unions will not approach our employees. We consider our relations with our employees to be good and have never experienced an organized work stoppage, strike or labor dispute.
NEVADA GAMING REGULATION AND LICENSING
Introduction
The gaming industry is highly regulated. Gaming registrations, licenses and approvals, once obtained, can be suspended or revoked for a variety of reasons. We cannot be certain that our registrations, findings of suitability, licenses and approvals will not be suspended, conditioned, limited or revoked. The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations made under such Act, as well as to various local ordinances (collectively, the “Nevada Gaming Control Act”). The Company is subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board and the Clark County Liquor and Gaming Licensing Board (the “Clark County Board”), which we collectively refer to in this document as the “Nevada Gaming Authorities”. The Nevada Gaming Authorities have broad authority with respect to licensing and registration of our business entities and individuals investing in or otherwise involved with us. The Nevada Gaming Authorities may, among other things, revoke the gaming license of any corporate entity or the registration of a registered corporation or any entity registered as a holding company of a corporate licensee for violations of gaming regulations. In addition, the Nevada Gaming Authorities may, under certain conditions, revoke the license or finding of suitability of any officer, director, controlling person, stockholder, note-holder or key employee of a licensed or registered entity.
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
If the Nevada Gaming Authorities were to find an officer, director, a member or manager of BREF HR Management, LLC (“BREF HR Management”), as applicable, or a key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. See Item 1A, Risk Factors--Risks Related to our Business--We depend on BREF HR Management for the future success of our business and the loss of one or more of their key personnel could have an adverse effect on our ability to manage our business and operate successfully and competitively, or could be negatively perceived in the capital markets. In addition, the Nevada Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.
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
The regulations of the Nevada Commission also provide that any entity which is not an “affiliated company”, as that term is defined in the Nevada Gaming Control Act, or which is not otherwise subject to the provisions of the Nevada Gaming Control Act, such as the Company, that plans to make a public offering of securities intending to use such securities, or the proceeds from the sale thereof, for the construction or operation of gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes, may apply to the Nevada Commission for prior approval of such offering. The Nevada Commission may find an applicant unsuitable based solely on the fact that it did not submit such an application, unless upon a written request for a ruling, referred to as a Ruling Request, the Chairman of the Nevada Board has ruled that it is not necessary to submit an application.
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
Fees and Taxes
License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries' respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon:

•	a percentage of the gross revenue received;

•	the number of gaming devices operated; or

•	the number of table games operated.
A live entertainment tax is also paid by gaming operations where live entertainment is furnished in connection with admission fees, the selling or serving of food or refreshments or the selling of merchandise.
Foreign Gaming Investigations
From time to time, the Company and its affiliates may become involved in gaming activities outside of Nevada through sublicensing and franchising our rights under the Hard Rock License, as described more fully in Item 1, Business--Trademarks. Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with those persons (collectively, “licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of the licensee’s or registrant’s participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Licensees and registrants are required to comply with the reporting requirements imposed by the Nevada Gaming Control Act. A licensee or registrant is also subject to disciplinary action by the Nevada Commission if it:

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
Consequences of Violating Gaming Laws
If the Nevada Commission decides that we have violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our applications, or registrations and gaming license. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act at the discretion of the Nevada Commission. Further, the Nevada Commission could appoint a supervisor to operate the gaming-related activities at the Hard Rock Hotel & Casino Las Vegas and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming licenses obtained and the appointment of a supervisor could, and revocation of any such gaming license would, have a significant negative effect on our gaming operations. See Item 1A, Risk Factors--Risks Related to our Business-- The gaming industry is heavily regulated and failure to comply with extensive regulatory requirements may result in an adverse effect on our business.
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
Resort Management Agreement
Management of Premises. On March 1, 2011, the Company and WG-Harmon entered into a Resort Management Agreement, which agreement was subsequently amended on June 15, 2012, November 11, 2013 and March 28, 2016 (as amended, the “Amended Resort Management Agreement”), pursuant to which WG-Harmon manages the Hard Rock Hotel & Casino Las Vegas, including the gaming operations and the liquor operations.
WG-Harmon is required to use commercially reasonable efforts to operate the Hard Rock Hotel & Casino Las Vegas and, subject to certain ownership approval rights and consents, has complete discretion and control in all matters relating to the management and operation of the Hard Rock Hotel & Casino Las Vegas. WG-Harmon is required to act at all times with the standard of skill, care and expertise that would be customary and reasonably expected from a prudent manager of comparable resorts, and WG-Harmon shall cause the Hard Rock Hotel & Casino Las Vegas to be operated, serviced, maintained, furnished, equipped and refurbished in a manner reasonably expected to enhance the financial performance of the Hard Rock Hotel & Casino Las Vegas’ operations.
Term. The term of the Amended Resort Management Agreement, as most recently amended, began on March 28, 2016 and will continue until March 31, 2017. The Amended Resort Management Agreement may be terminated by the Company, at any time, without payment, during its term, by the Company providing WG-Harmon with at least ninety days prior written notice.
Management Fees. During the term of the Amended Resort Management Agreement, the Company is required to pay WG-Harmon a base fee in the amount of $150,000 per month, payable monthly. In addition to such base fee, the Company is required to pay WG-Harmon an incentive management fee based on the performance of the adjusted EBITDA of the Hard Rock Hotel & Casino Las Vegas, as set forth in the Amended Resort Management Agreement. The Company incurred incentive management fees for the years ended December 31, 2015, 2014 and 2013 of $0.3 million, $1.8 million and $0, respectively.
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
The Amended Facility required that the Company repay in full all PIK interest outstanding on March 1, 2014, in the event the Company had not made sufficient payments to the lender to provide a specified debt yield. The Company did not meet the specified debt yield threshold for the twelve month period ending March 1, 2014. However, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest. The lender entered into a series of amendments to the Forbearance Agreement which each time extended the effective date to which the lender agreed it would not exercise any rights or remedies with respect to the PIK interest. The most recent amendment to the Forbearance Agreement, the Twenty-Third Amendment, is effective as of March 7, 2016, pursuant to which the lender agreed not to exercise any rights or remedies with respect to the PIK interest until April 4, 2016. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on April 4, 2016. The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at The London InterBank Offered Rate (“LIBOR”) plus 2.5% with a 1.5% LIBOR floor (total of 4%) at December 31, 2015. In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR plus 4% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less than the current interest due, the interest shortfall (“PIK interest”) will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest, and principal according to the terms of the Amended Facility.
The outstanding PIK interest as of December 31, 2015 was $83.7 million. The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, restructuring the Amended Facility with the lender, selling off a portion of existing collateral or attempting to obtain borrowings or additional equity funding from our current ownership or other sources. If we are unable to negotiate a waiver, restructure our indebtedness, obtain alternative financing on acceptable terms, obtain approval from the lender to use our available cash reserves to satisfy a portion of this potential obligation, or otherwise are unsuccessful in satisfying our PIK interest payment obligation, we risk losing some or all of our property to foreclosure. If prevailing interest rates or other factors at the time of any restructuring of our indebtedness or at the time we obtain borrowings from other sources results in higher interest rates, our interest expense would increase, which would harm our business and results of operations.
We incurred net losses for each of the years ended December 31, 2015, 2014 and 2013.
As a result of these factors, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements, included in Item 15, have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result from these uncertainties, including the possibility that we may lose some or all of our property to foreclosure.

See Note 1, Company Structure and Nature of Business and Note 9, Debt, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K. See also Item 1, Business.
Adverse changes in the U.S. and global economies could negatively impact our financial performance.
The gaming revenues in Clark County increased 0.7% to approximately $9.6 billion in 2015 from $9.6 billion in 2014 (gaming statistics as released by the LVCVA), visitor volume increased 2.9% to approximately $42.3 million in 2015 from $41.1 million in 2014, and hotel/motel room occupancy increased 0.8% to 47.9 million room nights in 2015 from 47.5 million room nights in 2014. See Item 1, Business--Las Vegas Market. Due to a number of factors affecting consumers, entertainment industries remain uncertain. These factors have resulted at times in the past and could continue to result in the future in fewer customers visiting, or customers spending less, in Las Vegas, as compared to prior periods. Gaming and other leisure activities represent discretionary expenditures and participation in such activities tends to decline during economic downturns, during which consumers generally have less disposable income. As a result, in those times customer demand for the luxury amenities and leisure activities that we offer may decline. Furthermore, during periods of economic contraction, revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings.

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
We also compete with hotel casinos in the Mesquite, Laughlin, Reno and Lake Tahoe areas of Nevada, Atlantic City, New Jersey and gambling destinations elsewhere in the United States as well as with state-sponsored lotteries, on- and off- track wagering, card parlors, riverboat gaming ventures, and other forms of legalized gaming in the United States, gaming on cruise ships, Internet gaming ventures and international gaming operations. Continued proliferation of gaming activities could significantly and adversely affect our business and results of operations.
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
The Hard Rock Hotel & Casino Las Vegas has incurred substantial losses and may continue to incur losses in the future.
We reported net losses of $119.5 million, $102.8 million and $105.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. There can be no assurance that we will attain profitability in the near term or at all.
We have substantial debt, and we may incur additional indebtedness, which may negatively affect our business and financial results.
We have substantial debt service obligations, and as of December 31, 2015, the book value of our total debt was approximately $832.7 million, with a face amount of $976.4 million. In addition, as of December 31, 2015, the Company had outstanding $114.3 million in supplemental interest under the Amended Facility. Under the Amended Facility, supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR plus 4% effective interest rate at maturity after consideration of all prior payments of principal and interest.
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
The Company is currently assessing its options to satisfy the PIK interest payment obligation under its Amended Facility, including, but not limited to, negotiating a waiver of this requirement from the lender, restructuring the Amended Facility with the lender, selling off a portion of existing collateral or attempting to obtain borrowings or additional equity funding from our current ownership or other sources.  The lender entered into a series of amendments to the Forbearance Agreement which each time extended the effective date to which the lender agreed it would not exercise any rights or remedies with respect to the PIK interest. The most recent amendment to the Forbearance Agreement, the Twenty-Third Amendment, is effective as of March 7, 2016, pursuant to which the lender agreed not to exercise any rights or remedies with respect to the PIK interest until April 4, 2016. The Company's ability to continue as a going concern is dependent upon its ability to negotiate a waiver, restructure its indebtedness, obtain alternative financing on acceptable terms, obtain approval from the lender to use available cash reserves to satisfy a portion of this potential obligation, or otherwise satisfy our PIK interest payment obligation. However, there is no assurance that the Company will be able to achieve any of these possibilities. We have placed mortgages on our hotel casino property to secure our indebtedness.  In the event the PIK interest is not paid on April 4, 2016, among other lesser remedies, the lender may declare all unpaid principal and accrued interest, totaling $1.1 billion under the Amended Facility due and payable immediately, in which case, under present circumstances, the Company would not have sufficient funds or other sources of liquidity to pay all such amounts. In addition, if the PIK payment is not made, we risk losing some or all of our property to foreclosure.  If this occurs, our business and results of operations would be materially adversely affected. The Company is currently in discussions with the lender but as of the date of the filing the outcome remains uncertain. See also above, Item 1A, Risk Factors – Risks Related to our Business – There is substantial doubt about our ability to continue as a going concern and Item 1, Business, as well as Note 1, Company Structure and Nature of Business and Note 9, Debt, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.
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
Our business and results of operations may be adversely affected by the management or the enforcement of the “Hard Rock” brand name by parties outside of our control. HRCI owns the “Hard Rock Cafe”, “Hard Rock Hotel” and “Hard Rock Casino” trademarks. HRCI, or its licensee, can use and exploit these and related marks in various ways that we cannot control, including by the establishment and operation of Hard Rock Hotels and Hard Rock Cafes within or without the Morton Territories (except that HRCI may not establish or operate Hard Rock Hotels within Nevada), and by the establishment and operation of Hard Rock hotel-casinos outside of the Morton Territories. HRCI also may exploit the Hard Rock marks in other ways that we cannot control, including by establishing Hard Rock Cafes or marketing “Hard Rock” merchandise anywhere in the world. For example, HRCI has licensed the use of the “Hard Rock” name in connection with its Seminole Hard Rock Hotels in Hollywood and Tampa, Florida. Further, negative publicity of the "Hard Rock" brand name caused by parties outside of our control, could have an adverse effect on our business, financial condition and results of operations.
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
RECENT SALES OF UNREGISTERED SECURITIES
None.

Item 6 Selected Financial Data
The selected financial data of HRH Holdings presented in the table below has been derived from the audited consolidated financial statements of HRH Holdings. The selected historical income statement data of the Company for the years ended December 31, 2015, December 31, 2014, 2013 and 2012 and for the period from March 1, 2011 to December 31, 2011 have been derived from the audited consolidated financial statements of the Company.
In the opinion of management, the audited information set forth below contains all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial data at the relevant periods. Historical results are not necessarily indicative of the results of operations to be expected for future periods. The selected financial data set forth below should be read in conjunction with the Company’s and HRH Holdings' consolidated financial statements and notes thereto and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Company					HRH Holdings
	As of and for the year ended December 31, 2015	As of and for the year ended December 31, 2014	As of and for the year ended December 31, 2013	As of and for the year ended December 31, 2012	As of and for the period from Mar 1, 2011 to December 31, 2011	As of and for the period from Jan 1, 2011 to Feb 28, 2011
($ in thousands)
Statement of Operations Data:
Net revenues	$193,799	$200,404	$194,613	$198,541	$164,653	$29,257
(Loss) income from operations (1)	$1,590	$3,657	$(7,197)	$(25,456)	$1,527	$(7,451)

Balance Sheet Data:
Cash and cash equivalents	$21,838	$13,303	$14,094	$13,658	$16,818	$20,191
Total assets	$569,525	$583,203	$604,227	$627,841	$680,452	$1,191,539
Long term debt and capital lease obligations, less current portion	$21,283	$18,638	$16,596	$647,885	$608,699	$1,238,553
Total debt	$832,681	$762,000	$703,446	$647,885	$608,699	$1,305,910
Shareholders/Members' deficit	$(422,915)	$(303,384)	$(200,551)	$(95,012)	$20,389	$(182,173)
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
Within this management’s discussion and analysis of financial condition and results of operation for the period from January 1, 2013 to December 31, 2015, references to the “Company”, “we”, “us” or “our” refer to BREF HR, LLC.
Substantially all of our current business is comprised of the operation of the Hard Rock Hotel & Casino Las Vegas. For the year ended December 31, 2015, Hard Rock Hotel & Casino Las Vegas’ gross revenues were derived 21.4% from gaming operations, 31.7% from food and beverage, 31.8% from lodging and 15.1% from entertainment, retail and other sales. Our business strategy is to provide our guests with an energetic and exciting gaming and entertainment environment with the services and amenities of a luxury boutique hotel.

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
The Amended Facility required that the Company repay in full all PIK interest outstanding on March 1, 2014 in the event the Company had not made sufficient payments to the lender to provide a specified debt yield. The Company did not meet the specified debt yield threshold for the twelve month period ending March 1, 2014. However, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest. The lender entered into a series of amendments to the Forbearance Agreement which each time extended the effective date to which the lender agreed it would not exercise any rights or remedies with respect to the PIK interest. The most recent amendment to the Forbearance Agreement, the Twenty-Third Amendment, is effective as of March 7, 2016, pursuant to which the lender agreed not to exercise any rights or remedies with respect to the PIK interest until April 4, 2016. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on April 4, 2016. The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at LIBOR plus 2.5% with a 1.5% LIBOR floor (total of 4%) at December 31, 2015. In addition, under the Amended Facility supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR plus 4% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less that the current interest due, the interest shortfall (“PIK interest”) will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest, and principal according to the terms of the Amended Facility.
The outstanding PIK interest as of December 31, 2015 was $83.7 million. The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, restructuring the Amended Facility with the lender, selling off a portion of existing collateral or attempting to obtain borrowings or additional equity funding from our current ownership or other sources. If we are unable to negotiate a waiver, restructure our indebtedness, obtain alternative financing on acceptable terms, or obtain approval from the lender to use our available cash reserves to satisfy a portion of this potential obligation, or otherwise are unsuccessful in satisfying our PIK interest payment obligation, we risk losing some or all of our property to foreclosure. If prevailing interest rates or other factors at the time of any restructuring of our indebtedness or at the time we obtain borrowings from other sources results in higher interest rates, our interest expense would increase, which would harm our business and results of operations.

See Note 1, Company Structure and Nature of Business and Note 9, Debt, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K. See also Item 1, Business.
We incurred a pre-tax net loss for the years ended December 31, 2015, 2014 and 2013.
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

Results of Operations
Results of Operations for the Year Ended December 31, 2015 Compared to the Results for the Year Ended December 31, 2014

			2015 vs 2014
($ in thousands)	For the year ended December 31, 2015	For the year ended December 31, 2014	$	%
Statement of Operations Data:
Revenue
Casino	$45,466	$49,444	$(3,978)	(8.0)%
Lodging	67,473	65,220	2,253	3.5%
Food and beverage	67,188	73,599	(6,411)	(8.7)%
Entertainment, retail and other	32,066	30,249	1,817	6.0%
Gross revenues	212,193	218,512	(6,319)	(2.9)%
Less: Promotional allowances	(18,394)	(18,108)	(286)	1.6%
Net revenues	193,799	200,404	(6,605)	(3.3)%

Costs and Expenses
Casino	35,669	34,600	1,069	3.1%
Lodging	21,151	21,214	(63)	(0.3)%
Food and beverage	39,912	44,128	(4,216)	(9.6)%
Entertainment, retail and other	19,107	19,700	(593)	(3.0)%
Marketing	8,116	9,069	(953)	(10.5)%
Fee and expense reimbursements	2,092	3,646	(1,554)	(42.6)%
General and administrative	35,837	34,372	1,465	4.3%
Depreciation and amortization	30,211	29,936	275	0.9%
Loss (gain) on disposal of assets	114	(6)	120	(2,000.0)%
Impairment of licenses and trademarks	—	88	(88)	(100.0)%
Total costs and expenses	192,209	196,747	(4,538)	(2.3)%
Income (loss) from operations	1,590	3,657	(2,067)	(56.5)%
Interest income	8	12	(4)	(33.3)%
Interest expense	(121,036)	(106,460)	(14,576)	13.7%
Loss on joint venture investment	(93)	(42)	(51)	121.4%
Net loss	$(119,531)	$(102,833)	$(16,698)	16.2%
The discussion below refers to amounts in millions, which are approximations. Refer to the table above and the audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for the exact dollar amounts.
Casino Revenues. Casino revenues decreased $4.0 million to $45.5 million for the year ended December 31, 2015 from $49.4 million for the year ended December 31, 2014.
Slot. Slot machine revenues increased approximately $1.3 million for the year ended December 31, 2015 when compared to the year ended December 31, 2014 as we continued to focus on optimizing the slot floor with the introduction of new product and technology and growing our customer base with strategic marketing initiatives.
Table Games. Table games revenues decreased approximately $5.1 million for the year ended December 31, 2015 when compared to the year ended December 31, 2014 due to a decrease in the hold percentage to 10.1% from 11.9% and a decrease in drop of $9.9 million. The decrease in drop is attributed to a casino floor remodel during the third quarter of 2015 and a change in game mix on the casino floor.
Lodging Revenues. Lodging revenues increased $2.3 million for the year ended December 31, 2015 when compared to the year ended December 31, 2014, which is attributed to an increase in average daily rate, occupancy, and revenue per available room of $132, 91.6%, and $123, respectively, compared to $125, 93.7%, and $119, respectively, for the year ended December 31, 2014.

Food and Beverage Revenues. Food and beverage revenues decreased $6.4 million for the year ended December 31, 2015 when compared to the year ended December 31, 2014 due to decreases in revenue generated by our Pools (as a result of changes made in programming at the pool), Body English's limited operations exclusively for special events, and the closure of Center Bar for remodeling.
Entertainment, Retail and Other Revenues. For the year ended December 31, 2015 when compared to the year ended December 31, 2014, entertainment, retail and other revenues increased $1.8 million to $32.1 million mainly due to an increase of $2.2 million or 53.3% to $6.3 million in intellectual property revenue primarily due to licensing revenues generated pursuant to licensing agreements with respect to properties in Sioux City and Lake Tahoe, which was offset by a decrease in retail revenue of $0.5 million.
Casino Expenses. Casino expenses increased $1.1 million to $35.7 million for the year ended December 31, 2015 when compared to the year ended December 31, 2014 primarily due to an increase in returned markers of $1.5 million caused by an increase in the use of lines of credit by gaming patrons.
Lodging Expenses. Lodging expenses were relatively flat for the year ended December 31, 2015 when compared to the the year ended December 31, 2014.
Food and Beverage Expenses. Food and beverage expenses decreased $4.2 million to $39.9 million for the year ended December 31, 2015 when compared to the year ended December 31, 2014. The decrease is primarily due to decreases in expenses incurred on cost of sales, payroll, advertising and professional services, and a tax refund.

Entertainment, Retail and Other Expenses. The $0.6 million decrease in entertainment, retail and other expenses to $19.1 million for the year ended December 31, 2015 when compared to the year ended December 31, 2014 was due to a decrease in cost associated with concert merchandise sales, and a decrease in payroll and benefit expenses.
Fee and Expense Reimbursements. The $1.6 million decrease to $2.1 million in management fee and expense reimbursements for the year ended December 31, 2015 when compared to the the year ended December 31, 2014 was primarily the result of lower incentive fees incurred under the Amended Resort Management Agreement.
General and Administrative. The increase in general and administrative expenses for the year ended December 31, 2015 of $1.5 million to $35.8 million when compared to the year ended December 31, 2014 was primarily due to an increase in non-recurring expenses.
Depreciation and Amortization. The $0.3 million increase in depreciation and amortization expenses for the year ended December 31, 2015 when compared to the year ended December 31, 2014 was primarily the result of an increase in capital assets.
Interest Expense. The $14.6 million increase in interest expense to $121.0 million for the year ended December 31, 2015 when compared to the year ended December 31, 2014 was the result of an increase in the amount of our debt and therefore interest thereon.

Results of Operations for the Year Ended December 31, 2014 Compared to the Results for the Year Ended December 31, 2013

			2014 vs 2013
($ in thousands)	For the year ended December 31, 2014	For the year ended December 31, 2013	$	%
Statement of Operations Data:
Revenue
Casino	$49,444	$43,965	$5,479	12.5%
Lodging	65,220	61,910	3,310	5.3%
Food and beverage	73,599	73,924	(325)	(0.4)%
Entertainment, retail and other	30,249	34,516	(4,267)	(12.4)%
Gross revenues	218,512	214,315	4,197	2.0%
Less: Promotional allowances	(18,108)	(19,702)	1,594	(8.1)%
Net revenues	200,404	194,613	5,791	3.0%

Costs and Expenses
Casino	34,600	35,593	(993)	(2.8)%
Lodging	21,214	19,797	1,417	7.2%
Food and beverage	44,128	43,540	588	1.4%
Entertainment, retail and other	19,700	22,875	(3,175)	(13.9)%
Marketing	9,069	9,324	(255)	(2.7)%
Fee and expense reimbursements	3,646	1,836	1,810	98.6%
General and administrative	34,372	37,916	(3,544)	(9.3)%
Depreciation and amortization	29,936	30,916	(980)	(3.2)%
Loss (gain) on disposal of assets	(6)	(26)	20	(76.9)%
Pre-opening	—	39	(39)	(100.0)%
Impairment of licenses and trademarks	88	—	88	—%
Total costs and expenses	196,747	201,810	(5,063)	(2.5)%
Income (loss) from operations	3,657	(7,197)	10,854	(150.8)%
Interest income	12	23	(11)	(47.8)%
Interest expense	(106,460)	(98,316)	(8,144)	8.3%
Loss on joint venture investment	(42)	(49)	7	(14.3)%
Loss before income tax expense	(102,833)	(105,539)	2,706	(2.6)%
Net loss	$(102,833)	$(105,539)	$2,706	(2.6)%
The discussion below refers to amounts in millions, which are approximations. Refer to the table above and the audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for the exact dollar amounts.
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
Food and Beverage Revenues. Food and beverage revenues decreased $0.3 million for the year ended December 31, 2014 when compared to the year ended December 31, 2013 due to decreases in revenue generated by our Pools, nightclubs and restaurants such as Pink Taco due to increased competition in the Las Vegas market.
Entertainment, Retail and Other Revenues. For the year ended December 31, 2014 when compared to the year ended December 31, 2013 entertainment, retail and other revenues decreased $4.3 million to $30.2 million due to 7 fewer events.
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
Food and Beverage Expenses. Food and beverage expenses increased $0.6 million to $44.1 million for the year ended December 31, 2014 when compared to the year ended December 31, 2013. The largest increases were due to costs related to professional services, contract services and equipment rental.

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
Liquidity Requirements
Short-Term Liquidity Requirements. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on April 4, 2016 due under its Amended Facility and therefore, the Company would be in default and its debt could be accelerated upon notification by the lender. The Amended Facility, supplemental interest, and PIK interest are classified as current on the Balance Sheet as of December 31, 2015. The Amended Facility requires that the Company repay in full all PIK interest outstanding on April 4, 2016, in the event the Company has not made sufficient payments to the lender to provide a specified debt yield according to the terms specified in the Amended Facility. The Amended Facility has a maturity date of March 1, 2018 and provides for interest only at LIBOR plus 2.5% with a 1.5% LIBOR floor (total of 4%) at December 31, 2015. In addition, under the Amended Facility, supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR plus 4%

effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate.  If prevailing interest rates or other factors at the time of any restructuring of our indebtedness or at the time we obtain borrowings from other sources result in higher interest rates, our interest expense could increase, which would harm our business and results of operations. See Item 1, Business and Item 1A, Risk Factors - Risks Related to our Business - There is substantial doubt about our ability to continue as a going concern. See also Note 1, Company Structure and Nature of Business and Note 9, Debt, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.
Except for the implications described above related to the Amended Facility, we expect our liquidity requirements to consist primarily of funds necessary to pay operating expenses associated with our subsidiaries’ hotel and casino operations, interest, payment of principal, fees and expenses under certain of our subsidiaries’ loan agreements (including required deposits into reserve accounts) and capital expenditures associated with the Hard Rock Hotel & Casino Las Vegas. Anticipated sources of our liquidity needs include our subsidiaries’ existing working capital, cash provided by our subsidiaries’ operations and our subsidiaries’ non-restricted cash reserves. Excluding the potential implications of the item described above, we expect to be able to meet our short-term liquidity needs through existing working capital and cash provided by our operations. For the year ended December 31, 2015, the Company made cash interest payments of $14.5 million.
Long-Term Liquidity Requirements. Our long-term liquidity requirements include funds necessary to pay debt under the Second Mortgage. The maturity date of the Second Mortgage is March 1, 2018 and provides for an effective interest rate of 15% payable at maturity.
Cash Flows
The following table highlights the Company's cash flow activities for each of the years ended December 31, 2015, 2014 and 2013.

	For the year ended December 31,			2015 vs. 2014		2014 vs. 2013
($ in thousands)	2015	2014	2013	$	%	$	%

Net cash provided by operating activities	$15,792	$7,049	$8,135	$8,743	124.03%	$(1,086)	(13.35)%
Net cash used in investing activities	$(7,037)	$(7,417)	$(7,068)	$380	(5.12)%	$(349)	4.94%
Net cash used in financing activities	$(220)	$(423)	$(631)	$203	(47.99)%	$208	(32.96)%

The discussion below refers to amounts in millions, which are approximations. Refer to the table above and the audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for the exact dollar amounts.
Operating Activities. Our operating cash flows primarily consist of our operating income (excluding non-cash charges), interest paid and changes in working capital accounts such as receivables, inventories, prepaid expenses and payables. Net cash provided by operating activities amounted to $15.8 million for the year ended December 31, 2015, compared to $7.0 million for the year ended December 31, 2014; the $8.7 million increase was primarily due to an increase accrued interest payable. For the year ended December 31, 2014 compared to December 31, 2013, net cash provided by operating activities decreased by $1.1 million, primarily due to a decrease in other accrued liabilities.
Investing Activities. Net cash used in investing activities amounted to $7.0 million for the year ended December 31, 2015, compared to $7.4 million for the year ended December 31, 2014. The $0.4 million decrease in net cash used in investing activities was primarily due to an increase in restricted cash withdrawals and property and equipment expenditures which was offset by a decrease in construction costs payable for the year ended December 31, 2015. For the year ended December 31, 2014 compared to December 31, 2013, net cash used in investing activities increased by $0.3 million, primarily due to an increase in restricted cash contribution.
Financing Activities. Net cash used in financing activities amounted to $0.2 million and $0.4 million for the year ended December 31, 2015 and 2014, respectively. The $0.2 million decrease in net cash used in financing activities was primarily attributable to a decrease in capital lease payments and a decline in repayment of borrowings during 2015. For the year ended December 31, 2014 compared to December 31, 2013, net cash used in financing activities decreased by $0.2 million, primarily due to a decrease in payment on capital leases.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and other commitments as of December 31, 2015, excluding the PIK interest payment, and assumes that the principal balance on the debt is repaid on the maturity date:

	Payments due by
($ in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long term debt (1)	$89,920	$886,434	$—	—	$976,354
Estimated interest payments on long term debt (excluding PIK interest)	24,575	261,935	—	—	286,510
Amended Resort Management Agreement (2)	1,800	1,800	—	—	3,600
Total	$116,295	$1,150,169	$—	—	$1,266,464
(1) We have included the PIK interest payment due on April 4, 2016 which, as of December 31, 2015, was $83.7 million in the contractual obligations table above. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on April 4, 2016, and payment has not yet been made. The Company would be in default upon notification by the lender, if not paid by April 4, 2016, and no such notification has been received. However, the above table has been prepared assuming that the Company will be able to restructure its indebtedness, obtain alternative financing on acceptable terms, obtain approval from the lender to use available cash reserves to satisfy a portion of this potential obligation, or a combination thereof.
(2) Excludes any incentive fees potential earned by WG-Harmon under the Amended Resort Management Agreement as such amounts are based on actual Company performance.
See further discussion at the beginning of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" above under Short-Term Liquidity Requirements and Note 9, Debt, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K
The Company made cash interest payments on its long-term debt of $14.5 million, $16.5 million and $14.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Our ability to service our contractual obligations and commitments will be dependent on availability of operating cash and on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.
We are a defendant in various lawsuits relating to routine matters in the normal course of our business. Management provides an accrual for estimated losses that may occur to the extent the loss is probable and estimable. We do not believe that the outcome of our litigation, in the aggregate, will have a material effect on our business, or results of operations or financial condition of the Company. See Note 10, Commitments and Contingencies, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.
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
The following restricted cash can be used as a source of liquidity for its respective restricted purposes:

($ in thousands)	December 31, 2015	December 31, 2014
Current
Tax reserves	$2,707	$3,095
Insurance reserves	1,407	893
Other reserves	363	363
Workers' compensation reserves	555	517
Total current restricted cash	5,032	4,868
Long-term
Working capital reserves	15,026	15,048
Replacement reserves	3,816	7,698
Total long-term restricted cash	18,842	22,746
Total restricted cash	$23,874	$27,614
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
The objective in using derivative instruments is to add stability to our interest expense and to manage exposure to interest rate movements or other identified risks. Interest rate caps are used as part of a cash flow hedging strategy. We have no derivative financial instruments outstanding as of December 31, 2015.
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
CRITICAL ACCOUNTING POLICIES
Critical accounting policies and estimates are those that are both important to the presentation of our financial condition and results of operations and requires our most difficult, complex or subjective judgments and that have the most significant impact on our financial condition and results of operations. See Note 2, Significant Account Policies, to our consolidated financial statements for discussion of all significant accounting policies.
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
Allowance for Uncollectible Receivables
Substantially all of our accounts receivable are unsecured and are due primarily from our subsidiaries’ casino and hotel patrons and convention functions. Financial instruments that potentially subject us to concentrations of credit risk consist principally of casino accounts receivable. We issue credit in the form of “markers” to approved casino customers following investigations of creditworthiness. Non-performance by these parties would result in losses up to the recorded amount of the related receivables. Business or economic conditions or other significant events could also affect the collectibility of such receivables.
Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce our receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as our management’s experience with collection trends in the casino industry and current economic and business conditions. Our management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables, and the results of collection efforts to date, especially with regard to significant accounts. Change in customer liquidity or financial condition could affect the collectibility of that account, resulting in the adjustment upward or downward in the provision for bad debts, with a corresponding impact to our results of operations.
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
As of December 31, 2015, our total outstanding variable rate debt had a face value of approximately $946.4 million.
Due to a LIBOR floor of 1.5% currently in place under the Amended Facility, the LIBOR rate would have to exceed the LIBOR floor for our interest expense to be affected and any decrease in interest rates would not decrease interest expense. Subject to the LIBOR floor, as of December 31, 2015, a hypothetical 1% increase in market rates above the LIBOR floor of 1.5% to 2.5% would increase interest expense for the next twelve months by $9.8 million and a hypothetical 2% increase in market rates above the LIBOR floor of 1.5% to 3.5% would increase interest expense for the next twelve months by $19.5 million. Due to the LIBOR floor, a decrease in market interest rates would not decrease our annual interest expense.
Item 8 Financial Statements and Supplementary Data
See the Index to Financial Statements beginning on page F-1.
Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of our principal executive and financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.
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
The Company’s management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway

Commission (2013). Based on this evaluation, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B Other Information
None.

PART III
Item 10 Directors, Executive Officers and Corporate Governance
The Company does not have a board of directors, or maintain a separately designated audit, compensation or nominating committee. The Company is managed by BREF HR Management in compliance with the gaming laws of the State of Nevada. The following table sets forth the name, age and position of each of the members and managers of BREF HR Management and executive officers of the Company:

Name	Age	Position
Andrea Balkan	51	Authorized Representative
Barry S. Blattman	53	Authorized Representative
Theresa Hoyt	53	Authorized Representative
William M. Powell	57	Authorized Representative
William W. Warner	51	Authorized Representative, Principal Executive Officer
Chad Konrad	38	Authorized Representative, Principal Financial Officer
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
Theresa Hoyt. Ms. Hoyt is a Senior Vice President of Brookfield Real Estate Financial Partners, based in New York. She has held several senior management positions at Brookfield and is responsible for the structuring, closing and asset management of transactions. Ms. Hoyt has over 23 years of experience in closing real estate transactions, including 11 years of experience in real estate finance and capital markets at Merrill Lynch and JP Morgan. Prior to joining Brookfield in 2003, Ms. Hoyt was at Merrill Lynch and was responsible for the closing and securitization of all large loan transactions. Ms. Hoyt holds a B.A. from Monmouth University.
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
Chad Konrad. Mr. Konrad became the Vice President of Finance for a subsidiary of the Company in June 2014.  Mr. Konrad has 16 years of experience in the resort and casino industry and prior to his current role, Mr. Konrad held several other financial positions running the day to day finance operations of the Company.  Mr. Konrad holds a B.S. in Finance from Winona State University.
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

Summary Compensation Table
The following table sets forth the compensation awarded to, paid to or earned by our principal financial officer for the year ended December 31, 2015 and prior to that, as applicable. We consider Mr. Warner, the Company’s effective Chief Executive Officer, as our principal executive officer. Compensation of Mr. Warner is not paid by the Company, and therefore we have not provided his compensation information.

Name and Principal Position	Year	Salary		Annual Bonus	All Other Compensation	Total
Chad Konrad (1)	2015	$183,481		$45,000	$—	$228,481
Authorized Representative, Principal Financial Officer	2014	161,583	(2)	—	—	161,583
Marlo Vandemore (3)	2014	108,333	(4)	—	—	108,333
Authorized Representative, Principal Financial Officer	2013	260,000		—	—	260,000
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

(4)	The business address for William W. Warner, an authorized representative and our principal executive officer, is 6720 Via Austi Parkway #400, Las Vegas, NV 89119.

(5)	The business address for Chad Konrad, an authorized representative, our principal financial officer and Vice President of Finance of a subsidiary, is 4455 Paradise Road, Las Vegas, NV 89169.
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
Resort Management Agreement
On March 1, 2011, the Company and WG-Harmon entered into a Resort Management Agreement, which agreement was subsequently amended on June 15, 2012, November 11, 2013 and March 28, 2016 (as amended, the “Amended Resort Management Agreement”), pursuant to which WG-Harmon manages the Hard Rock Hotel & Casino Las Vegas, including the gaming operations and the liquor operations. During the years ended December 31, 2015, 2014 and 2013 the Company incurred $2.1 million, $3.6 million and $1.8 million, respectively, in management and incentive fees payable to WG-Harmon under the Amended Resort Management Agreement, which are included in fee and expense reimbursements-related party on the consolidated statement of operations. As of December 31, 2015, 2014 and 2013, the Company had $0.1 million, $0 and $0.1 million, respectively, payable to WG-Harmon which are included in related party payables on the consolidated balance sheets. See Item 1, Business - Agreements

Governing the Operation of the Hard Rock Hotel & Casino Las Vegas, for a more detailed description of the Amended Resort Management Agreement and our relationship with WG-Harmon.
Second Mortgage Loan Agreement
The Company is a party to the Second Mortgage with Brookfield Financial. See Note 9, Debt, to our consolidated financial statements, included in Item 15 of this Annual Report on Form 10-K.

Investment in Joint Venture
During 2012, CDO Restaurant Associates LLC (“CDO”), a Delaware limited liability company, was formed between the Company and Fox Restaurant Concepts, LLC (“Fox”) to operate a restaurant, Culinary Dropout, out of leased space at the Hard Rock Hotel & Casino Las Vegas. CDO leases space from the Company under a ten-year operating lease expiring in August 2022. The lease has one five-year renewal option. Rent is paid monthly at 6% of sales, as defined in the agreement. For the year ended December 31, 2015, total rent payments received were $0.3 million. See Note 8, Agreements with Related Parties, to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for a more detailed description of the Company’s joint venture with Fox.
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
Item 14 Principal Accounting Fees and Services
Audit Fees
Audit fees and expenses billed to or accrued by the Company by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2015, 2014 and 2013 for the audit of our consolidated annual financial statements totaled approximately $650,000, $600,000 and $652,000, respectively.
Audit-Related Fees
Audit-related fees billed to the Company by Deloitte were $0, $28,000 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively.
Tax Fees
The Company did not engage Deloitte for tax compliance, tax advice and tax planning services during the years ended December 31, 2015, 2014 and 2013.
All Other Fees
The Company did not engage Deloitte for any other services during the years ended December 31, 2015, 2014 and 2013.
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

BREF HR, LLC, by its manager, BREF HR Management, LLC

Dated: March 30, 2016	By:	/s/ Andrea Balkan
Andrea Balkan
Authorized Representative

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Warner	Principal Executive Officer	March 30, 2016
William Warner

/s/ Chad Konrad	Principal Financial Officer	March 30, 2016
Chad Konrad

Report of Independent Registered Public Accounting Firm

BREF HR Management, LLC, on behalf of
BREF HR, LLC and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheets of BREF HR, LLC and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, members’ deficit, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BREF HR, LLC and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, recurring losses from operations and the contractual debt repayments due April 4, 2016 raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP
Las Vegas, Nevada
March 30, 2016

BREF HR, LLC
Consolidated Balance Sheets

($ in thousands)	As of December 31,
Assets	2015	2014
Current assets
Cash and cash equivalents	$21,838	$13,303
Accounts receivable, net	10,954	10,956
Inventories	3,191	3,578
Prepaid expenses and other current assets	4,432	3,070
Related party receivable	116	81
Restricted cash	5,032	4,868
Total current assets	45,563	35,856

Property and equipment, net	441,289	456,929
Intangible assets, net	62,911	66,449
Restricted cash	18,842	22,746
Investment in joint venture	920	1,223
Total assets	$569,525	$583,203

Liabilities and members' deficit
Current liabilities
Accounts payable	$4,142	$5,220
Construction related payables	197	307
Related party payables	150	30
Accrued expenses	16,516	16,167
Interest payable	114,287	86,327
Current portion of long term debt	811,398	743,362
Total current liabilities	946,690	851,413

Long term accrued expenses	172	—
Long term interest payable	24,295	16,536
Long term debt - due to affiliate	21,283	18,638
Total long term liabilities	45,750	35,174
Total liabilities	992,440	886,587

Commitments and contingencies (Note 10)

Members' deficit
Paid-in capital	86,673	86,673
Accumulated deficit	(509,588)	(390,057)
Total members' deficit	(422,915)	(303,384)
Total liabilities and members' deficit	$569,525	$583,203

The accompanying notes are an integral part of these consolidated financial statements.

BREF HR, LLC
Consolidated Statements of Operations and Comprehensive Loss

	For the year ended December 31,
($ in thousands)	2015	2014	2013
Revenue
Casino	$45,466	$49,444	$43,965
Lodging	67,473	65,220	61,910
Food and beverage	67,188	73,599	73,924
Entertainment, retail and other	32,066	30,249	34,516
Gross revenues	212,193	218,512	214,315
Less: Promotional allowances	(18,394)	(18,108)	(19,702)
Net revenues	193,799	200,404	194,613

Costs and expenses
Casino	35,669	34,600	35,593
Lodging	21,151	21,214	19,797
Food and beverage	39,912	44,128	43,540
Entertainment, retail and other	19,107	19,700	22,875
Marketing	8,116	9,069	9,324
Fee and expense reimbursements - related party	2,092	3,646	1,836
General and administrative	35,837	34,372	37,916
Depreciation and amortization	30,211	29,936	30,916
Loss/(gain) loss on disposal of assets	114	(6)	(26)
Pre-opening	—	—	39
Impairment of intangible assets	—	88	—
Total costs and expenses	192,209	196,747	201,810
Income (loss) from operations	1,590	3,657	(7,197)
Interest income	8	12	23
Interest expense	(121,036)	(106,460)	(98,316)
Loss on joint venture investment	(93)	(42)	(49)
Net loss	(119,531)	(102,833)	(105,539)

Comprehensive loss	$(119,531)	$(102,833)	$(105,539)

The accompanying notes are an integral part of these consolidated financial statements.

BREF HR, LLC
Consolidated Statements of Members’ Deficit

($ in thousands)	Paid-in Capital	Accumulated Deficit	Total Members' Deficit
Balances at December 31, 2012	$86,673	$(181,685)	$(95,012)
Net loss	—	(105,539)	(105,539)
Balances at December 31, 2013	86,673	(287,224)	(200,551)
Net loss	—	(102,833)	(102,833)
Balances at December 31, 2014	86,673	(390,057)	(303,384)
Net loss		(119,531)	(119,531)
Balances at December 31, 2015	$86,673	$(509,588)	$(422,915)

The accompanying notes are an integral part of these consolidated financial statements.

BREF HR, LLC Consolidated Statements of Cash Flows
	For the year ended December 31,
($ in thousands)	2015	2014	2013
Cash flows from operating activities
Net loss	$(119,531)	$(102,833)	$(105,539)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	26,673	25,931	25,263
Provision for doubtful accounts	2,245	737	77
Impairment of licenses and trademarks	—	88	—
Amortization of intangible assets	3,538	4,005	5,653
Amortization of debt discount	47,274	38,110	34,173
Accrued non-cash interest applied to principal	23,407	20,444	21,388
Premium amortization included in net loss	—	—	64
Loss on joint venture investment	93	42	49
Loss (gain) on disposal of assets	114	(6)	(26)
(Increase) decrease in assets:
Accounts receivable	(2,243)	(3,342)	(119)
Inventories	387	(631)	(428)
Prepaid expenses	(1,362)	(68)	859
Related party receivable	(35)	354	335
Increase (decrease) in liabilities:
Accounts payable	(1,078)	(2,340)	1,507
Related party payable	120	(190)	(186)
Other accrued liabilities	471	(4,403)	(2,684)
Accrued interest payable	35,719	31,151	27,749
Net cash provided by operating activities	15,792	7,049	8,135
Cash flows from investing activities
Purchases of property and equipment	(10,899)	(3,852)	(5,153)
Payments on construction related payable	(110)	(540)	545
Restricted cash contributions	(10,252)	(10,916)	(10,331)
Restricted cash withdrawals	13,992	7,725	7,684
Loan to joint venture	—	—	(248)
Return of investment	210	160	—
Repayments on joint venture debt	—	—	363
Proceeds from disposal of operating assets	22	6	72
Net cash used in investing activities	(7,037)	(7,417)	(7,068)

BREF HR, LLC Consolidated Statements of Cash Flows
	For the year ended December 31,
($ in thousands)	2015	2014	2013
Cash flows from financing activities
Purchase of interest rate caps	—	—	(64)
Capital lease payments	(220)	(423)	(567)
Net cash used in financing activities	(220)	(423)	(631)
Net increase (decrease) in cash and cash equivalents	8,535	(791)	436
Cash and cash equivalents, beginning of period	13,303	14,094	13,658
Cash and cash equivalents, end of period	$21,838	$13,303	$14,094

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net
of amounts capitalized	$14,500	$16,500	$14,857

Supplemental disclosure of non-cash investing and financing activities
Construction related payables	197	307	847

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
Unless otherwise specified, references to the terms the “Company”, “we”, “us” or “our” refer to BREF HR, LLC and its consolidated subsidiaries, or any one or more of them, as the context may require.
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
In connection with agreements entered into in relation to the Assignment, the Company and specified affiliates are contingently liable to distribute certain excess cash flows to specific former lenders and owners of HRH Holdings. These amounts are payable pursuant to the terms of these agreements only in the event that the existing lenders under the Amended Facility and the Second Mortgage agreements are paid specified values in full. After considering the forecasted future performance of the Hard Rock Hotel & Casino Las Vegas and the cash distribution structure specified in the Amended Facility and the Second Mortgage, the Company has determined that the probability that any amounts will be distributed is remote and therfore no value has been attributed to these commitments.
The Assignment was accounted for as a business combination in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, Business Combinations. All assets and liabilities were recorded at their respective fair values as of the date of foreclosure.
We operate as a single reportable segment.
Going Concern
Over the past three years we have incurred substantial net losses including $119.5 million for the year ended December 31, 2015, and have a net members' deficit of $422.9 million as of December 31, 2015. The Amended Facility (as defined below) allows the Company to accrue "paid-in-kind" interest ("PIK interest"), representing the difference between interest accruing under the Amended Facility and the amounts paid. The outstanding PIK interest as of December 31, 2015 was $83.7 million. The PIK interest outstanding as of March 1, 2014 in the amount of $44.3 million became due and payable on March 3, 2014, as the operating performance of the Company did not meet a specified debt yield threshold for the twelve month period ending March 1, 2014. However, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest. The lender entered into a series of amendments to the Forbearance Agreement which each time extended the effective date to which the lender agreed it would not exercise any rights or remedies with respect to the PIK interest. The most recent amendment to the Forbearance Agreement, the Twenty-Third Amendment, is effective as of March 7, 2016, pursuant to which the lender agreed not to exercise any rights or remedies with respect to the PIK interest until April 4, 2016. Currently, the Company does  not have sufficient funds to satisfy a demand for the PIK interest payment on April 4,

2016. The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, restructuring the Amended Facility with the lender, selling off a portion of existing collateral or attempting to obtain borrowings or additional equity funding from our current ownership or other sources. The Company's ability to continue as a going concern is dependent upon its ability to negotiate a waiver, restructure its indebtedness, obtain alternative financing on acceptable terms, obtain approval from the lender to use available cash reserves to satisfy a portion of this potential obligation, or otherwise satisfy our PIK interest payment obligation. However, there is no certainty on the outcome. We have placed mortgages on our hotel casino property to secure our indebtedness.  In the event the PIK interest is not paid on April 4, 2016, among other lesser remedies, the lender may declare all unpaid principal and accrued interest under the Amended Facility due and payable immediately.  If the PIK payment is not made on April 4, 2016, we risk losing some or all of our property to foreclosure.  If this occurs, our business and results of operations would be materially adversely affected. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.
The consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of uncertainties, including the possibility that the Company loses some or substantially all of its assets to foreclosure as a result of these uncertainties.
2. Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries.
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
Certain amounts reported in the prior period on the audited consolidated statements of operations and comprehensive loss have been combined to conform to the current presentation. Retail revenues and other revenues have been combined into entertainment, retail and other revenues, and retail expenses and other expenses have been combined into entertainment, retail and other expenses.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and in banks and interest-bearing deposits with maturities at the date of purchase of three months or less. Cash equivalents are carried at cost which approximates fair value.
Restricted Cash
We are obligated to maintain certain cash reserve funds for a variety of purposes as determined pursuant to the Amended Facility, including a requirement to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock Hotel & Casino Las Vegas' gross revenues. The funds are continuously being used for capital expenditures and contributions are being made on a monthly basis in order to meet the requirements of the Amended Facility.

Restricted cash consists of the following:

($ in thousands)	December 31, 2015	December 31, 2014
Current
Tax reserves	$2,707	$3,095
Insurance reserves	1,407	893
Other reserves	363	363
Workers' compensation reserves	555	517
Total current restricted cash	5,032	4,868
Long-term
Working capital reserves	15,026	15,048
Replacement reserves	3,816	7,698
Total long-term restricted cash	18,842	22,746
Total restricted cash	$23,874	$27,614
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
Property and Equipment, Net
Land improvements, buildings and improvements, equipment, furniture and fixtures, and memorabilia were recorded at cost, except for those for which a fair value analysis was prepared as of March 1, 2011. There was no significant amounts of interest capitalized for any periods presented. Depreciation is computed using the straight-line method over the property and equipment's estimated useful lives are as follows:

Building and Building improvements	15-40 years
Equipment, furniture and fixtures	3-10 years
Gains or losses arising from dispositions are included in costs and expenses in the statements of operations. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Substantially all property and equipment is pledged as collateral for long-term debt at December 31, 2015 and 2014. For assets to be disposed of, the Company recognizes the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. We treat memorabilia as an indefinite-lived asset and therefore it is not depreciated.

Finite-lived Intangible Assets
Intangible assets that have a definite life, such as in-place contracts, trade names, customer relationships, sponsorship agreements, market leases and other amortizing intangible assets are ratably amortized on a straight-line basis over the estimated useful life, which approximates pattern of use, and ranges from one to six years. Player Relationships are amortized on an accelerated basis consistent with the expected timing of the Company’s realization of the economic benefits of such relationships.
Valuation of Long-lived Assets
Property and Equipment, Net
The Company evaluates its property and equipment and other long-lived assets for impairment based on its classification as held for sale or to be held and used. Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the "asset group"). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.
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

Allowance for Uncollectible Receivables
Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce our receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as our management’s experience with collection trends in the casino industry and current economic and business conditions. Our management's estimates consider, among other factors, the age of the receivables, the type or source of the receivables, and the results of collection efforts to date, especially with regard to significant accounts. Change in customer liquidity or financial condition could affect the collectability of that account, resulting in adjustment to the provision for bad debts, with a corresponding impact to our results of operations.
Advertising Expenses
The costs of all advertising campaigns and promotions are expensed as incurred. Total advertising expense (exclusive of amounts related to pre-opening) for the years ended December 31, 2015, 2014 and 2013 was $6.0 million, $6.6 million and $6.5 million, respectively.
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
Entertainment, retail and other revenues include retail sales, entertainment revenue, spa fees, fees for licensing the “Hard Rock” brand and other miscellaneous income. Revenues are recognized at the point in time the retail sale occurs, when entertainment and spa services are provided to the guest, or when licensing fees become due and payable.
Revenues are recognized net of certain sales incentives, including points redeemed for cash through customer loyalty programs, such as the player's club loyalty program, amounts of reimbursed airfare and marker discounts.

Complimentaries
Revenues include the retail value of rooms, food and beverage, and other complimentaries provided to casino customers without charge, which are then subtracted to arrive at net revenues.

Estimated Retail Value of Casino Complimentaries
	For the year ended December 31,
($ in thousands)	2015	2014	2013
Food and beverage	$8,101	$8,245	$9,729
Lodging	8,822	8,835	8,414
Other	1,471	1,028	1,559
	$18,394	$18,108	$19,702
The allocated costs of providing such complimentaries have been classified as casino operating expenses as follows:

Estimated Cost of Provided Casino Complimentaries
	For the year ended December 31,
($ in thousands)	2015	2014	2013
Food and beverage	$5,553	$5,703	$5,102
Lodging	3,288	3,410	3,216
Other	968	746	1,045
	$9,809	$9,859	$9,363
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
The objective in using derivative instruments is to add stability to our interest expense and to manage exposure to interest rate movements or other identified risks. Interest rate caps are used as part of a cash flow hedging strategy. There were no outstanding derivatives at December 31, 2015 and 2014.
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
Debt. To determine the fair value of our debt the Company utilizes a discounted cash flow model. The discount rate is determined utilizing historical market-based equity returns which are adjusted, as necessary, for entity specific factors. The Company has determined that our debt valuations are classified in Level 3 of the fair value hierarchy. As of December 31, 2015 and 2014, the fair value of the Company’s debt was estimated to be $550.0 million and $610 million, respectively, and the carrying amount was $832.7 million and $762.0 million, respectively.
Recently Issued and Adopted Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, (Topic 606), which supersedes most of the current revenue recognition requirements ("ASU No. 2014-09"). The core principle of this guidance is that an entity is required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. Entities must adopt the new guidance using one of two retrospective application methods. For public business entities, certain not-for-profit entities and certain employee benefit plans, the guidance in ASU No. 2014-09 should be applied to annual reporting periods beginning after December 15, 2017, including interim reporting periods within those reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company will adopt this standard effective January 1, 2018. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern, (Subtopic 205-40), which requires an entity's management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The entity must also disclose whether or not the substantial doubt is or is not alleviated as a result of consideration of management's plans. The guidance in ASU No. 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim period thereafter. Early application is permitted. The Company will adopt this standard effective January 1, 2016.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest, (Subtopic 835-30), ("ASU No. 2015-03"), which is intended to simplify the presentation of debt issuance costs. The guidance in ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the guidance in ASU No. 2015-03. For public business entities, the guidance in ASU No. 2015-03 is effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. Early adoption of the guidance is permitted for financial statements that have not been previously issued. The adoption of this will result in a reclassification between assets and liabilities but will have no effect on our income statement.
In July 2015, the FASB issued ASU No. 2015-11, Inventory, (Topic 330), ("ASU No. 2015-11"), which provides that inventory measured using any method other than last-in, first-out (LIFO) or the retail inventory method (for example, inventory measured using first-in, first-out (FIFO) or average cost) should be measured at the lower of cost and net realizable value. For public business entities, the guidance in ASU No. 2015-11 is effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The guidance in ASU No. 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. Because the Company 's inventories are stated at the lower of cost (determined using the first-in, first-out method) or market, we do not expect the adoption of this standard to have a material effect on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, (Topic 842), ("ASU No. 2016-02), which provides that a lessee should recognize the assets and liabilities that arise from leases. The guidance in ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for public business entities, certain not-for-profit entities and certain employee benefit plans. Early adoption of this guidance is permitted for all entities. The Company will adopt this standard effective January 1, 2019. The Company is beginning to assess its impact on its financial statements.
3. Accounts Receivable
Components of accounts receivable, net consists of the following:

	As of December 31,
($ in thousands)	2015	2014
Casino	$4,628	$5,624
Lodging	4,154	3,496
Other	3,746	3,083
	12,528	12,203
Less: allowance for doubtful accounts and discount reserve	(1,574)	(1,247)
Total accounts receivable, net	$10,954	$10,956
Activity in the allowance for doubtful accounts was as follows:

($ in thousands)
Balance at December 31, 2012	$959
Bad debt expense (recoveries)	77
Write offs, net of collections	(357)
Balance at December 31, 2013	679
Bad debt expense (recoveries)	737
Write offs, net of collections	(169)
Balance at December 31, 2014	1,247
Bad debt expense (recoveries)	2,245
Write offs, net of collections	(1,918)
Balance at December 31, 2015	$1,574

4. Inventories
Inventories consist of the following:

	As of December 31,
($ in thousands)	2015	2014
Restaurants and bars	$2,297	$2,495
Retail merchandise	761	963
Other inventory and operating supplies	133	120
Total inventories	$3,191	$3,578

5. Property and Equipment
Property and equipment, net consists of the following:

	As of December 31,
($ in thousands)	2015	2014
Land	$115,600	$115,600
Buildings and building improvements	347,424	343,375
Furniture, fixtures and equipment	88,698	83,094
Memorabilia	7,100	7,046
	558,822	549,115
Less: accumulated depreciation	(119,008)	(92,751)
Construction in progress	1,475	565
Total property and equipment, net	$441,289	$456,929
Depreciation relating to property and equipment for the Company was $26.7 million, $25.9 million and $25.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
On September 15, 2015, the Company entered into an agreement to exchange a parcel of excess undeveloped land with a carrying value of $4.5 million (the land relinquished), for undeveloped land adjacent to the Hard Rock Casino property (the land received) (the "Exchange"). The Exchange closed on November 5, 2015. The fair value of the Company's land relinquished in the Exchange was in excess of the carrying value as of September 30, 2015, and as the Company is not anticipating any identifiable change in the future cash flows resulting from the Exchange and currently does not have any plan for the use of the land received, the Company recorded the land received at the carrying value of the land relinquished, with no gain or loss being recognized. All transaction costs related to the Exchange were paid by the other party.
6. Intangible Assets
Intangible assets, net consists of the following:

	December 31, 2015
($ in thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Accumulated Amortization	Net Carrying Amount	Remaining life (years)

Non-amortizing intangible assets
Hard Rock licensing	$55,000	$(15,000)	$—	$40,000	Indefinite
Future Trademark licensing	7,000			7,000	Indefinite
	62,000	(15,000)	—	47,000

Amortizing intangible assets
In-place contracts	29,000	(6,175)	(12,492)	10,333	6
Market leases	1,736	—	(1,278)	458	0-6
Player Relationships	10,000	—	(5,603)	4,397	6
Other	2,200	(88)	(1,389)	723	6
	42,936	(6,263)	(20,762)	15,911
Total intangible assets, net	$104,936	$(21,263)	$(20,762)	$62,911

	December 31, 2014
($ in thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Accumulated Amortization	Net Carrying Amount

Non-amortizing intangible assets
Hard Rock licensing	$55,000	$(15,000)	$—	$40,000
Future Trademark licensing	7,000	—	—	7,000
	62,000	(15,000)	—	47,000

Amortizing intangible assets
In-place contracts	29,000	(6,175)	(10,492)	12,333
Market leases	1,736	—	(1,137)	599
Player Relationships	10,000	—	(4,752)	5,248
Other	2,200	(88)	(843)	1,269
	42,936	(6,263)	(17,224)	19,449
Total intangible assets, net	$104,936	$(21,263)	$(17,224)	$66,449
For the years ended December 31, 2015, 2014, and 2013 the Company recorded amortization expense of $3.5 million, $4.0 million and $5.7 million, respectively.
The estimated amortization expense for the above amortizing intangible assets for each of the five succeeding fiscal years beginning December 31, 2016 is $3.1 million, $3.1 million, $3.1 million, $3.1 million and $3.0 million, respectively.
7. Accrued Expenses
Accrued expenses consist of the following:

	As of December 31,
($ in thousands)	2015	2014
Current
Deferred income	$48	$184
Capital leases obligations	55	177
Advance room, convention and customer deposits	5,238	5,947
Accrued salaries, payroll taxes and other employee benefits	1,514	1,873
Accrued miscellaneous taxes	1,654	1,431
Reserve for general liability and accrued legal claims	5,091	3,383
Other accrued liabilities	2,916	3,172
Total current accrued expenses	16,516	16,167
Long term
Capital leases obligations	172	—
Total long term accrued expenses	172	—
Total accrued expenses	$16,688	$16,167
8. Agreements with Related Parties

Resort Management Agreement
On March 1, 2011, the Company and WG-Harmon entered into a Resort Management Agreement, which agreement was subsequently amended on June 15, 2012, November 11, 2013 and March 28, 2016 (as amended, the “Amended Resort Management Agreement”), pursuant to which WG- Harmon manages the Hard Rock Hotel & Casino Las Vegas, including the gaming operations and the liquor operations.
During the years ended December 31, 2015, 2014 and 2013, the Company incurred $2.1 million, $3.6 million, and $1.8 million, respectively, in management and incentive fees under the Amended Resort Management Agreement. As of December 31, 2015

and 2014, the Company had $0.1 million and $0, respectively, payable to WG-Harmon which are included in related party payables on the consolidated balance sheets.
Under the terms of the Amended Resort Management Agreement, as most recently amended, began on March 28, 2016 and will continue until March 31, 2017. The Company is required to pay WG-Harmon a base fee in the amount of $150,000 per month, payable monthly. In addition to such base fee, the Company is required to pay WG-Harmon an incentive management fee based on the performance of the adjusted EBITDA of the Hard Rock Hotel & Casino Las Vegas, as set forth in the Amended Resort Management Agreement.
Second Mortgage Loan Agreement
As of December 31, 2015 and 2014 the Company had accrued interest of $7.8 million and $6.0 million, respectively, under the Second Mortgage which is included in long term accrued expenses on the consolidated balance sheets.
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
For the years ended December 31, 2015, 2014 and 2013, the Company recorded losses of $93,000, $42,000 and $49,000, respectively, related to its equity in CDO. The Company’s share of the joint venture’s loss is included in equity in income of joint venture in the accompanying consolidated statements of operations.
At December 31, 2015 and 2014, the Company’s net investment in CDO was $0.9 million and $1.2 million, respectively, which is included in other assets in the accompanying consolidated balance sheets.
The classification of the investment in joint venture was based on the expected timing of the repayment of the initial construction and pre-opening budget contribution. There were no distributions to the members for the years ended December 31, 2015 and 2014.
CDO leases space from the Company under a ten-year operating lease expiring in August 2022. The lease has one five-year renewal option. Rent is paid monthly based upon a percentage of sales, as defined in the agreement. For the years ended December 31, 2015, 2014 and 2013 total rent payments received were $255,000, $251,000 and $296,000, respectively.

9. Debt
The following table presents debt outstanding as of December 31, 2015 and 2014:

($ in thousands)	Face value	Book value	Face value	Book value
Project name/lender	2015	2015	2014	2014
Amended facility -
Note A/Vegas HR Private Limited	$619,065	$574,975	$595,658	$536,993

Amended facility -
Note B/Vegas HR Private Limited	327,290	236,423	327,290	206,369

Second Mortgage -
Brookfield Financial	30,000	21,283	30,000	18,638
Total debt	976,355	832,681	952,948	762,000

Current portion of long-term debt	(946,355)	(811,398)	(922,948)	(743,362)
Total long-term debt	$30,000	$21,283	$30,000	$18,638
The difference between the face and book value of the debt represents debt discounts that are amortized to interest expense using the effective interest method over the term of the debt.
As of December 31, 2015, the Company has outstanding $114.3 million in supplemental interest under the Amended Facility. In addition, the Company contractually owes $21.2 million under the Second Mortgage, the difference representing application of the effective interest method.
Amended Facility. The Amended Facility has a maturity date of March 1, 2018 and provides for interest only (until maturity) at The London InterBank Offered Rate (LIBOR) plus 2.5% with a 1.5% LIBOR floor (total of 4%) at December 31, 2015. In addition, supplemental interest is accrued at a rate sufficient to provide for the greater of 6.5% or LIBOR plus 4% effective interest rate at maturity after consideration of all prior payments of principal and interest. The rates of accrual are dependent on fluctuations in the applicable LIBOR rate. The Amended Facility has a provision whereby if the cash available for debt service is less that the current interest due, the PIK interest will be automatically added to the outstanding principal balance of the Amended Facility and shall thereafter accrue interest. In addition, excess cash in the cash management account will be applied to the outstanding PIK interest, supplemental interest and principal according to the terms of the Amended Facility.
The Amended Facility requires that the Company repay in full all PIK interest outstanding on March 1, 2014 in the event the Company has not made sufficient payments to the lender to provide a specified debt yield for the twelve month period ending March 1, 2014, on the terms specified in the Amended Facility. The Company did not meet the specified debt yield threshold as of March 1, 2014. However, the lender entered into a Forbearance Agreement effective as of March 1, 2014, pursuant to which it agreed not to exercise any rights or remedies with respect to the PIK interest. The lender entered into a series of amendments to the Forbearance Agreement which each time extended the effective date to which the lender agreed it would not exercise any rights or remedies with respect to the PIK interest. The most recent amendment to the Forbearance Agreement, the Twenty-Third Amendment, is effective as of March 7, 2016, pursuant to which the lender agreed not to exercise any rights or remedies with respect to the PIK interest until April 4, 2016. Currently, the Company does not have sufficient funds to satisfy a demand for the PIK interest payment on April 4, 2016. The Company is currently assessing its options to satisfy the PIK interest payment obligation, including, but not limited to, negotiating a waiver of this requirement from the lender, restructuring the Amended Facility with the lender, selling off a portion of existing collateral or attempting to obtain borrowings or additional equity funding from our current ownership or other sources. However, there is no certainty on the outcome.  If the PIK payment is not made on April 4, 2016 we risk losing some or all of our property to foreclosure.  If this occurs, our business and results of operations would be materially adversely affected. The outstanding PIK interest as of December 31, 2015 and 2014 was $83.7 million and $60.3 million, respectively. See further discussion in Note 1, Company Structure and Nature of Business.

The total amount of the Company’s debt, under certain exceptions described in the Amended Facility, is due on March 1, 2018, and no principal payments are due until then. All amounts due under the Amended Facility have been classified as current in the consolidated balance sheets due to the anticipated event of default as a result of the inability to pay the outstanding PIK interest on April 4, 2016.
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
The Amended Facility and Second Mortgage include affirmative and negative covenants, including, among others, restrictive covenants regarding incurrence of liens, sales of assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any of the Company's real property and removal of any material article of furniture, fixture or equipment from the Company's real property. As of December 31, 2015, the Company was in compliance with all such covenants.
The estimated annual amortization of the debt discounts under the effective interest method assuming estimated future cash flow payments of the Amended Facility and the Second Mortgage (assuming continued forbearance) for each of the four succeeding years is as follows:

($ in thousands)	Amortization - Amended Facility	Amortization - Second Mortgage
2016	$57,483	$3,439
2017	66,272	4,445
2018	11,322	833
2019	—	—
Total	$135,077	$8,717
10. Commitments and Contingencies
Contingencies
The Company and affiliates Brookfield Real Estate Financial Partners, LLC, Brookfield Financial, LLC - Series B, and Brookfield Asset Management (US), Inc. are currently amongst a number of defendants (“Defendants”) in an action commenced by Mace Management Group, LLC (“Mace) and Mandown, LLC (“Mandown”) on June 12, 2012 in Nevada’s Eighth Judicial District Court in Clark County, Nevada (the “Mace/Mandown Action”).  The Mace/Mandown Action relates to investments made by Mace/Mandown in Wasted Space Lounge, Rare 120 restaurant, the Johnny Smalls restaurant and Vanity nightclub (collectively, the “Venues”) at the Hard Rock Hotel and Casino Las Vegas. In general, all claims assert that actions taken by Defendants allegedly deprived Mace/Mandown of their initial investment and/or their share of profits from the Venues. The Mace/Mandown Action is still in the discovery stages and management has determined that based on the proceedings to date it does not believe the outcome of this matter will have a material effect on the business, results of operations or financial condition of the Company, nor have a  material effect on the financial statements of the Company as a whole.
We are also subject to a variety of other claims and lawsuits that arise in the ordinary course of our business. We do not believe the outcome of these and the other matters disclosed above will have a material effect on our business, results of operations or financial condition. As of December 31, 2015, the Company accrued approximately $4.8 million for all loss contingency matters and our best estimate of reasonably possible losses in excess of the amount accrued is not material to the financial statements.
11. Employee Benefit Plans
The Company has a 401(k) profit sharing plan, as amended on June 29, 2015, whereby all employees over the age of 21 who have completed nine months of employment are eligible for the plan. Such employees joining the plan may contribute, through salary deductions, no less than 1% nor greater than 50% of their annual compensation. The Company currently does not match contributions to the plan and recorded no charges for 401(k) contributions years ended December 31, 2015 and 2014.

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
Additional Capital Contributions
The members are not required to make any additional capital contributions to the Company. However, the members may make additional capital contributions to the Company at any time. During the years ended December 31, 2015 and 2014, no capital contributions were made to the Company.
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
13. Quarterly Financial Information (unaudited)
Quarterly financial information for the years ended December 31, 2015 and 2014 is summarized below:

	2015
($ in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$48,085	$54,697	$45,982	$45,035
Operating (loss) income	1,414	(295)	(1,230)	1,701
Loss before income taxes	(27,110)	(29,268)	(31,929)	(31,224)
Net loss	(27,110)	(29,268)	(31,929)	(31,224)

	2014
($ in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$49,113	$57,281	$50,178	$43,832
Operating income (loss)	1,612	3,951	(32)	(1,874)
Loss before income taxes	(23,663)	(20,756)	(28,361)	(30,053)
Net loss	(23,663)	(20,756)	(28,361)	(30,053)

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION

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

10.6
First Amendment to Amended and Restated Resort Management Agreement dated as of November 11, 2013 by and between HRHH Hotel/Casino, LLC, HRHH Development, LLC, HRHH IP, LLC, HRHH Cafe, LLC, LVHR Casino, LLC and WG-Harmon, LLC.

10.7
Second Amendment to Amended and Restated Resort Management Agreement dated as of March 28, 2016 by and between HRHH Hotel/Casino, LLC, HRHH Development, LLC, HRHH IP, LLC, HRHH Cafe, LLC, LVHR Casino, LLC and WG-Harmon, LLC.

14*	Code of ethics; previously filed as Exhibit 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

21.1*	Subsidiaries of the Registrant; previously filed as Exhibit 21.1 to the Company’s registration statement on Form 10 (File No. 000-54532) filed on October 24, 2011.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION

*Previously filed